Form 10-Q
period 2012-03-31
West Texas Resources, Inc.
filed 2012-05-23
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission file number: 333-178437

West Texas Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0365272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

5729 Lebanon Road, Suite 144
Frisco, Texas  75034
(Address of principal executive offices, including zip code)

(972) 712-1039
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 21, 2012, 13,106,500 shares of the common stock of West Texas Resources, Inc. were outstanding.

		Page

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Cash Flows	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General	12

	Plan of Operations	13

	Financial Condition	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

	PART II — OTHER INFORMATION

Item 6.	Exhibits	15

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

West Texas Resources, Inc.
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$42,641	$169,346
Other receivables	10,016	-
Total Current Assets	52,657	169,346

Oil and gas properties, using successful effort accounting	145,873	18,750

Equipment - water truck, net of accumulated depreciation of $5,096 and $0 at March 31, 2012 and September 30, 2011, respectively	30,663	35,759

TOTAL ASSETS	$229,193	$223,855

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Payroll liabilities	3,857	-
Investment Payable	43,750
Other payables	9,366	-
Total Current Liabilities	$56,973	$-

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,106,500 shares issued and outstanding	13,107	13,107
Additional paid-in capital	292,795	292,795
Accumulated deficit	(133,682)	(82,047)
Total Shareholders' Equity	172,220	223,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$229,193	$223,855

See accompanying notes to condensed financial statements

West Texas Resources, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Cumulative from Inception (December 9, 2010) to
	2012	2011	2012	2011	March 31, 2012

General and administrative expenses	$35,426	$-	$65,742	$-	$147,789
Operating Loss	(35,426)	-	(65,742)	-	(147,789)

Other income (expenses)
Lease income	10,016		19,203		19,203
Depreciation expense	(2,980)	-	(5,096)	-	(5,096)
Loss Before Income Taxes	(28,390)	-	(51,635)	-	(133,682)

Income taxes	-	-	-	-	-
Net Loss	$(28,390)	$-	$(51,635)	$-	$(133,682)

Loss per share
Basic and diluted weighted average number of common shares outstanding	13,106,500	12,144,500	13,106,500	7,540,266

Basic and diluted net loss per share	$(0.00)	$-	$(0.00)	$-

See accompanying notes to condensed financial statements

West Texas Resources, Inc.
(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY

From Inception (December 9, 2010) to March 31, 2012

	Common Stock		Options	Additional	Earnings (Loss) Accumulated During the	Total
	Number of Shares	Amount	Number of Options	Paid-in Capital	Development Stage	Shareholders' Equity
Initial capitalization	12,144,500	$12,145	-	$(12,145)	$-	$-
Issuance of common stock for cash	962,000	962	-	239,538		240,500
Issuance of options for services			400,000	65,402		65,402
Net loss					(82,047)	(82,047)
Balance, September 30, 2011	13,106,500	$13,107	400,000	$292,795	$(82,047)	$223,855
Net loss					(51,635)	(51,635)
Balance, March 31, 2012 (Unaudited)	13,106,500	$13,107	400,000	$292,795	$(133,682)	$172,220

See accompanying notes to condensed financial statements

West Texas Resources, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,		Cumulative from Inception (December 9, 2010) to
	2012	2011	March 31, 2012

Cash flows from operating activities
Net loss	$(51,635)	$-	$(133,682)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	-	-	65,402
Depreciation expense	5,096	-	5,096
Changes in operating assets and liabilities:
Other receivables	(10,016)	-	(10,016)
Payroll liabilities	3,857	-	3,857
Other payables	9,366	-	9,366

Net cash used in operating activities	(43,332)	-	(59,977)

Cash flows from investing activities
Investment - West Texas Royalties	(83,373)	-	(102,123)
Purchase of Water Truck	-	-	(35,759)

Net cash used in investing activities	(83,373)	-	(137,882)

Cash flows from financing activities
Proceeds from sale of common stock	-	-	240,500

Net cash from financing activities	-	-	240,500

Net increase (decrease) in cash	(126,705)	-	42,641

Cash, beginning of period	169,346	-	-

Cash, end of period	$42,641	$-	$42,641

See accompanying notes to condensed financial statements

WEST TEXAS RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

1.	Organization and Summary of Significant Accounting Policies

Organization and business

Texas Resources Energy, Inc. (“TREI”) was incorporated under the laws of Nevada on December 9, 2010, as a wholly-owned subsidiary of Russian Resources Energy, Inc., a Texas corporation (“RREI”), and then spun off to the shareholders of RRIE on the same date. On March 31, 2011, TREI changed its name to West Texas Resources, Inc. (the “Company”). The Company intends to engage in the acquisition, exploration and development of oil and gas properties in North America. From its inception, the Company has devoted its activities to developing a business plan, raising capital and acquiring operating assets.

The Company is in the development stage, it has not generated any revenues from operations, it has no assurance of any future revenues or its ability to obtain additional capital to fund future acquisitions, or, if such funds might be available, that they will be obtainable on terms satisfactory to the Company.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended September 30, 2011.

Liquidity and management’s plans

The Company has not generated any revenues from oil and gas exploration and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in investigation and exploration of oil and gas properties.  The Company incurred a net loss of $51,635 during the six months ended March 31, 2012 and a net loss of 133,682 from inception to March 31, 2012. Also, the Company had a cash balance of $42,641, a working capital deficit of $4,316 and a stockholders’ equity of $172,220 at March 31, 2012.

WEST TEXAS RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

Liquidity and management’s plans (continued)

The Company will require upto $1 million of additional capital in order to fund its proposed operations over the next 12 months. Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.   Management expects to monitor and control the Company’s operating costs until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these plans.  The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.

Oil and gas properties

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.  On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. The Company believes there has been no impairment of the value of such assets at March 31, 2012.

WEST TEXAS RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

Asset retirement obligations

ASC 410-20, Asset Retirement Obligations, clarifies that a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. ASC 410-20 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

Cash, cash equivalents, and other cash flow statement supplemental information

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash equivalents with high credit quality financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At March 31, 2012, the Company did not have cash balances in excess of the FDIC insurance limit.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Furniture, fixtures and equipment

Furniture, fixtures and equipment are carried at cost depreciated using the straight-line method over their estimated useful lives. Gain or loss on retirement or sale or other disposition of these assets is included in income in the period of disposition.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income taxes

The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes.  Income taxes are accounted for under the liability method in accordance with ASC 740, Income Taxes .

WEST TEXAS RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the six months ended March 31, 2012, all common stock equivalents were anti-dilutive.

Stock-based payments

Compensation costs for all share-based awards are measured based on the grant date fair value and are recognized over the vesting period. The Company has no awards with market or performance conditions. Excess tax benefits will be recognized as an addition to additional paid-in-capital.

Fair value of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and other current assets and liabilities to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company has also adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

WEST TEXAS RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) No. 2011-05, in order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 not affected by this ASU are effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

2.	Risks and Uncertainties

The Company is a startup company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

3.	Equipment

In August 2011, the Company purchased a water truck for $35,759 cash. In October 2011, the Company's water truck was placed in service pursuant to a lease arrangement with an unaffiliated third party.  The lease requires the lessee to pay the Company $2,500 per month plus 10% of the revenue collected by the lessee from its use or sublease of the truck. The lease is for a term of two years and the lessee has the option to purchase the truck at the end of the lease term for 75% of the Company's purchase price.

The Company calculated the depreciation of the truck using straight-line method with a useful life of three years. For the six months ended March 31, 2012, the Company recorded depreciation expense of $5,096 and lease income of $19,203. As of March 31, 2012, the lease income receivable was $10,016 due to the lessee’s cash flow problems.

4.	Oil and Gas Properties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $18,750 cash.

WEST TEXAS RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

4.	Oil and Gas Properties (continued)

In October 2011, West Texas Royalties, Inc., the operator of the Company's Eastland County prospect, began drilling and fracturing operations at the initial well and the Company made additional investment of $83,373 and $43,750 in November 2011 and March 2012 respectively.  As of March 31, 2012, no revenue has yet to be derived from the wells the Company has an interest in and the total amount of the investment was $145,873 and the investment payable was $43,750.  The Company has a payable balance of $43,750 to West Texas Royalties as of March 31, 2012.

5.	Shareholders’ Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value of $0.001, and 10,000,000 shares of preferred stock, par value of $0.001.

Commencing on January 24, 2011, the Company began the sale of up to 2,000,000 shares of its common stock at $.25 per share in a private placement.  During fiscal 2011, the Company sold 962,000 shares for gross proceeds of $240,500. No selling commissions were incurred with respect to these sales of stock.

As of March 31, 2012, the Company had 13,106,500 shares of common stock issued and outstanding and had not issued any of its preferred stock.

On September 15, 2011, the Company adopted the West Texas Resources, Inc. 2011 Stock Incentive Plan (the “Plan”) providing for the grant of non-qualified stock options and incentive stock options to purchase its common stock and for grant of restricted and unrestricted grants. The Company has reserved 3,000,000 shares of its common stock under the Plan. All officers, directors, employees and consultants to the Company are eligible to participate under the Plan. The purpose of the Plan is to provide eligible participants with an opportunity to acquire an ownership interest in the Company.

The Company issued options to certain consultants to purchase 400,000 shares of the Company’s common stock. The options vest immediately and expire on September 15, 2016. The fair value of each share-based award was estimated using the Black-Scholes option pricing model or a lattice model. The fair value of these options, determined to be $65,402, was included in general and administrative expenses for the year ended September 30, 2011.

The following assumptions were used in the fair value method calculation:

●	Volatility: 83%

●	Risk free rate of return: 1%

●	Expected term: 5 years

WEST TEXAS RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

5.	Shareholders’ Equity (continued)

The following information applies to all options outstanding at March 31, 2012:

●	Weighted average exercise price: $0.25

●	Options outstanding and exercisable: 400,000

●	Average remaining life: 4.5 years

6.	Subsequent Events

Events subsequent to March 31, 2012 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.   Management found no other subsequent events that should be disclosed.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report.  The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including the Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on March 29, 2012 and our subsequently filed periodic reports, which discuss our business in greater detail.

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved.  Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision.  Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

We were formed under the laws of Nevada on December 9, 2010 for the purpose of oil and gas exploration and development in North America.  From inception to date, our activities have focused on the raising of capital and the investigation of oil and gas properties.  As of the date of this report, we have incurred no revenue from oil and gas exploration, however we have received revenue from our lease of a water trailer.  In August 2011, we acquired a water trailer for use in hauling water to and from oil and gas drilling sites.   Our purchase price was $35,759.  In October 2011, we  placed the trailer into service pursuant to a lease arrangement with an unaffiliated third party. The lease agreement requires the lessee to pay us $2,500 per month plus 10% of the revenue collected by the lessee from its use or sublease of the trailer. The lease agreement is for a term of two years.  Subject to the availability of additional capital in excess of our commitments and budgets for oil and gas exploration and development, we intend to acquire up to nine additional water trailers.  However, we do not expect that water hauling services will be a major part of our operations and we intend to prioritize our available capital and other resources in favor of oil and gas exploration.

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas.   The operator of the Eastland County prospect is West Texas Royalties, Inc., of Plainview, Texas, an unaffiliated third party.  The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights.  In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011.  In January 2012, GasFrac, Inc., of Kilgore, Texas, conducted the fracture stimulation of the Rutherford #1 and the operator is presently evaluating the results.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in oil and gas properties to be thereafter exploited by us in conjunction with other oil and gas producers.  As of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Plan of Operations

As more fully described below, and subject to our receipt of additional capital, our plan of operations over the next 12 months is to continue our participation in the Eastland County prospect and pursue the acquisition of additional oil and natural gas interests in North America.

As noted above, the operator of the Eastland County prospect, West Texas Royalties, is currently evaluating the results of the facture stimulation of the Rutherford #1 well.  If the evaluation of the Rutherford #1 is positive, the operator intends to reenter the C.M. Knott #1 within two to three months and conduct drilling and casing in preparation for its facture stimulation.  The operator expects to engage GasFrac, Inc. to conduct any fracture stimulation of the C.M. Knott #1.  Based on positive results of the Rutherford #1 and C.M. Knott #1 fracture stimulations, the operator expects to drill two to four new wells on the prospect, with such drilling to commence within six to 12 months of the positive evaluation of the C.M. Knott #1.  West Texas Royalties estimates that our share of the cost in reentering and fracture stimulating C.M. Knott #1 will be approximately $125,000 and that our share of the cost in drilling additional new wells will be approximately $220,000 per well.

At the present time, we have two employees, our chief executive officer and chief financial officer, Stephen Jones and John Kerr, respectively, neither of whom has any experience in the oil and gas exploration and development business other than as private investors. Subject to our receipt of significant additional capital, we intend to hire senior management and staff with experience in oil and gas exploration.  Until such time, we intend to pursue an operating strategy that is based on our participation in exploration prospects as a non-operator.  Based on that strategy, our plan of operations over the next 12 months is to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise.  We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition.  In each case, we expect that the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the operator’s data and studies for purposes of advising us of the merits of each potential acquisition.

The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  As explained under “Financial Condition” below, we will seek  additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.

Financial Condition

As of March 31, 2012, we had total assets of $229,193 and negative working capital of $(4,316).  As noted above, we believe that we may need up to $1,000,000 of additional capital in order to fund our continued participation in the Eastland County prospect, assuming the operator decides to reenter and fracture stimulate the C.M. Knott #1 and drill four new wells.  As of the date of this report, we do not have sufficient capital to fund our interest in the further exploration or development of the Eastland County prospect.  If we are unable to fund our current 31.25% working interest in the further development of the Eastland County prospect, we will be forced to accept a reduced interest in any production resulting from the further development of the prospect.

Subject to the availability of additional capital in excess of our commitments and budgets for oil and gas exploration and development, we intend to acquire up to nine additional water trailers, at an expected cost of approximately $36,000 per trailer.  However, we do not expect that water hauling services will be a major part of our operations and we intend to prioritize our available capital and other resources in favor of oil and gas exploration.

Our ability to fund our continued participation in the Eastland County prospect and otherwise achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating cash from oil and gas operations.  We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.                      Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.                      Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST TEXAS RESOURCES, INC.
(Registrant)

Date:	May 23, 2012	By:	/s/ Stephen E. Jones
Stephen E. Jones
		Its:	President and Chief Executive Officer

Date:	May 23, 2012	By:	/s/ John D. Kerr
John D. Kerr
		Its:	Chief Financial Officer