Form 10-Q
period 2012-06-30
West Texas Resources, Inc.
filed 2012-08-14
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

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

As of August 13, 2012, 13,106,500 shares of the common stock of West Texas Resources, Inc. were outstanding.

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Shareholders’ Equity	3

	Statements of Cash Flows	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General	11

	Plan of Operations	11

	Financial Condition	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II — OTHER INFORMATION

Item 6.	Exhibits	14

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$6,554	$169,346

Total Current Assets	6,554	169,346

Oil and gas properties, using successful effort accounting	145,873	18,750

Equipment - water truck, net of accumulated depreciation of $8,076 and $0 at June 30, 2012 and September 30, 2011, respectively	27,684	35,759

TOTAL ASSETS	$180,111	$223,855

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Payroll liabilities	$2,602	$–
Investment Payable	18,750	–
Shareholder Advances	10,000	–
Other payables	12,766	–
Total Current Liabilities	44,118	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized;13,106,500 shares issued and outstanding	13,107	13,107
Additional paid-in capital	292,795	292,795
Accumulated deficit	(169,909)	(82,047)
Total Shareholders' Equity	135,993	223,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$180,111	$223,855

See accompanying notes to the financial statements

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Cumulative from Inception (December 9, 2010) to
	2012	2011	2012	2011	June 30, 2012

General and administrative expenses	$27,631	$6,436	$93,373	$6,436	$175,420
Operating Loss	(27,631)	(6,436)	(93,373)	(6,436)	(175,420)

Other income (expenses)
Lease income	–	–	19,203	–	19,203
Bad debt expense	(5,616)	–	(5,616)	–	(5,616)
Depreciation expense	(2,980)	–	(8,076)	–	(8,076)
Loss Before Income Taxes	(36,227)	(6,436)	(87,862)	(6,436)	(169,909)

Income taxes	–	–	–	–	–
Net Loss	$(36,227)	$(6,436)	$(87,862)	$(6,436)	$(169,909)

Loss per share
Basic and diluted weighted average number of common shares outstanding	13,106,500	12,208,067	13,106,500	12,165,612

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY

From Inception (December 9, 2010) to June 30, 2012

	Common Stock		Options	Additional	Earnings (Loss) Accumulated During the	Total
	Number of Shares	Amount	Number of Options	Paid-in Capital	Development Stage	Shareholders' Equity
Initial capitalization	12,144,500	$12,145	–	$(12,145)	$–	$–
Issuance of common stock for cash	962,000	962	–	239,538		240,500
Issuance of options for services			400,000	65,402		65,402
Net loss					(82,047)	(82,047)
Balance, September 30, 2011	13,106,500	$13,107	400,000	$292,795	$(82,047)	$223,855
Net loss					(87,862)	(87,862)
Balance, June 30, 2012 (Unaudited)	13,106,500	$13,107	400,000	$292,795	$(169,909)	$135,993

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,		Cumulative from Inception (December 9, 2010) to
	2012	2011	June 30, 2012
Cash flows from operating activities
Net loss	$(87,862)	$(6,436)	$(169,909)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	–	–	65,402
Depreciation expense	8,076	–	8,076
Bad debt expense	5,616	–	5,616
Changes in operating assets and liabilities:
Other receivables	(5,616)	–	(5,616)
Payroll liabilities	2,602	–	2,602
Other payables	12,766	–	12,766

Net cash used in operating activities	(64,418)	(6,436)	(81,063)

Cash flows from investing activities
Investment - West Texas Royalties	(108,374)	–	(127,124)
Purchase of Water Truck	–	–	(35,759)

Net cash used in investing activities	(108,374)	–	(162,883)

Cash flows from financing activities
Proceeds from sale of common stock	–	28,500	240,500
Shareholder Advances	10,000	–	10,000

Net cash from financing activities	10,000	28,500	250,500

Net increase (decrease) in cash	(162,792)	22,064	6,554

Cash, beginning of period	169,346	–	–

Cash, end of period	$6,554	$22,064	$6,554

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

1.	Organization and Summary of Significant Accounting Policies

Organization and business

Texas Resources Energy, Inc. (“TREI”) was incorporated under the laws of Nevada on December 9, 2010, as a wholly-owned subsidiary of Russian Resources Energy, Inc., a Texas corporation (“RREI”), and then spun off to the shareholders of RRIE on the same date. On June 30, 2011, TREI changed its name to West Texas Resources, Inc. (the “Company”). The Company intends to engage in the acquisition, exploration and development of oil and gas properties in North America. From its inception, the Company has devoted its activities to developing a business plan, raising capital and acquiring operating assets.

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

Liquidity and management’s plans

The Company has not generated any revenues from oil and gas exploration and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in investigation and exploration of oil and gas properties.  The Company incurred a net loss of $87,862 during the nine months ended June 30, 2012 and a net loss of $169,909 from inception to June 30, 2012. In June 2012, the Company’s controlling shareholder granted a cash advance of $10,000 to the Company.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

Liquidity and management’s plans (continued)

The Company will require up to $1 million of additional capital in order to fund its proposed operations over the next 12 months. Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.   Management expects to monitor and control the Company’s operating costs until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these plans.  The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. The Company believes there has been no impairment of the value of such assets at June 30, 2012.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

Cash, cash equivalents, and other cash flow statement supplemental information

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash equivalents with high credit quality financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2012, the Company did not have cash balances in excess of the FDIC insurance limit.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

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

Income taxes

The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes.  Income taxes are accounted for under the liability method in accordance with ASC 740, Income Taxes. The Company’s Federal and state tax returns are subject to examination from the initial filings for fiscal 2011 to the present.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the nine months ended June 30, 2012, all common stock equivalents were anti-dilutive.

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

The Company has also adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

—	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

—	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

—	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of June 30, 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

The Company calculates the depreciation of the truck using straight-line method with a useful life of three years. For the nine months ended June 30, 2012, the Company recorded depreciation expense of $8,076 and lease income of $19,203. At June 30, 2012, the Company terminated the lease and wrote off the unpaid receivable balance of $5,616 due to the lessee’s inability to make the required lease payments.

3.	Oil and Gas Properties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $18,750 cash.

In October 2011, West Texas Royalties, Inc., the operator of the Company's Eastland County prospect began drilling and fracturing operations at the initial well. The Company made additional investments of $83,373 and $43,750 in November 2011 and March 2012, respectively.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

4.	Shareholders’ Equity

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

As of June 30, 2012, the Company had 13,106,500 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

5.	Subsequent Events

Events subsequent to June 30, 2012 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.   Management found no other subsequent events that should be disclosed.

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

General

We were formed under the laws of Nevada on December 9, 2010 for the purpose of oil and gas exploration and development in North America.  From inception to date, our activities have focused on the raising of capital and the investigation of oil and gas properties.  As of the date of this report, we have incurred no revenue from oil and gas exploration, however we have received revenue from our lease of a water trailer.  In August 2011, we acquired a water trailer for use in hauling water to and from oil and gas drilling sites.   Our purchase price was $35,759.  In October 2011, we  placed the trailer into service pursuant to a lease arrangement with an unaffiliated third party. The lease agreement requires the lessee to pay us $2,500 per month plus 10% of the revenue collected by the lessee from its use or sublease of the trailer. The lease agreement is for a term of two years.  For the nine months ended June 30, 2012, we received lease income of $19,203. In June 2012, we terminated the lease and wrote off the unpaid receivable balance of $5,616 due to the lessee’s inability to make the required lease payments. We are pursuing opportunities to place the trailer into service with another lessee. Subject to the availability of additional capital in excess of our commitments and budgets for oil and gas exploration and development, we intend to acquire up to nine additional water trailers.  However, we do not expect that water hauling services will be a major part of our operations and we intend to prioritize our available capital and other resources in favor of oil and gas exploration.

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

Financial Condition

As of June 30, 2012, we had total assets of $180,111 and negative working capital of $(37,564).  As noted above, we believe that we may need up to $1,000,000 of additional capital in order to fund our continued participation in the Eastland County prospect, assuming the operator decides to reenter and fracture stimulate the C.M. Knott #1 and drill four new wells.  As of the date of this report, we do not have sufficient capital to fund our interest in the further exploration or development of the Eastland County prospect.  If we are unable to fund our current 31.25% working interest in the further development of the Eastland County prospect, we will be forced to accept a reduced interest in any production resulting from the further development of the prospect. In June 2012 and July 2012, our controlling shareholder advanced us $10,000 and $5,000, respectively. We are not required to pay interest or any other fees or consideration on the advances, and the advances are payable by us on demand.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	To be filed by amendment to this report

101.SCH	XBRL Taxonomy Extension Schema Document	To be filed by amendment to this report

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment to this report

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	To be filed by amendment to this report

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment to this report

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment to this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST TEXAS RESOURCES, INC.
(Registrant)

Date:	August 14, 2012	By:	/s/ Stephen E. Jones
Stephen E. Jones
		Its:	President and Chief Executive Officer

Date:	August 14, 2012	By:	/s/ John D. Kerr
John D. Kerr
		Its:	Chief Financial Officer