Form 10-K
period 2012-09-30
West Texas Resources, Inc.
filed 2013-01-14
CIK 1518985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-178437

West Texas Resources, Inc.

(Name of registrant as specified in its charter)

Nevada	99-0365272
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

5729 Lebanon Road, Suite 144

Frisco, Texas  75034

(Address of principal executive offices)

(972) 712-1039

(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:

None

Securities to be registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0-

The number of shares of the registrant’s common stock outstanding as of January 11, 2013 was 13,256,500.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, our market, strategy, competition, development plans, financing, revenues, operations and compliance with applicable laws. These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. Market data used throughout this report is based on published third party reports or the good faith estimates of management, which estimates are presumably based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

Overview

West Texas Resources, Inc. (the “company” or “we”) was incorporated under the laws of Nevada on December 9, 2010.  The company was formed for the purpose of oil and gas exploration and development in North America.  From inception to date, our activities have focused on the raising of capital and the investigation of oil and gas properties.  As of the date of this report, we have incurred no revenue from our oil and gas exploration and development activities.  In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas.  The Eastland County prospect includes two exploratory wells that had been operating at a minimum level required to maintain the lease rights. Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in oil and gas properties to be thereafter exploited by us in conjunction with other oil and gas producers.  As of the date of this report, we have no understandings or agreements in place concerning our acquisition of additional interests in any other properties.

Our Strategy

Our objective is to become an independent energy company engaged in the acquisition, development and exploitation of oil and gas properties in North America in partnership with oil and gas producers.   We will pursue strategic acquisitions of interests in oil and gas properties, including prospects with proven and unproven reserves, which we believe to have development potential.  We intend to target both new and existing fields and producing wells to be revitalized.

At the present time, we have two employees, our chief executive officer and chief financial officer, Stephen Jones and John Kerr, respectively, neither of whom has any experience in the oil and gas exploration and development business other than as private investors. Subject to our receipt of significant additional capital, we intend to hire senior management and staff with experience in oil and gas exploration and development.  Until such time, we intend to pursue an operating strategy that is based on our participation in exploration prospects as a non-operator.  Based on that strategy, we intend to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise.  We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition on our behalf.  In each case, we expect that the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the operator’s data and studies for purposes of advising us of the merits of each potential acquisition.

Oil and Gas Interests

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas.   The operator of the Eastland County prospect is West Texas Royalties, Inc., of Plainview, Texas, an unaffiliated third party.

The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights.  In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011.  In January 2012, GasFrac, Inc., of Kilgore, Texas, conducted the fracture stimulation of the Rutherford #1 and the operator is presently evaluating the results.  If the evaluation of the Rutherford #1 is positive, the operator intends to reenter the C.M. Knott #1 within two to three months and conduct drilling and casing in preparation for its facture stimulation.  The operator expects to engage GasFrac, Inc. to conduct any fracture stimulation of the C.M. Knott #1.  Based on the results of the Rutherford #1 and C.M. Knott #1 fracture stimulations, the operator expects to drill two to four new wells on the prospect, with such drilling to commence within six to 12 months of the positive evaluation of the C.M. Knott #1.  The lease held by the operator for the Eastland County prospect allows the operator the right to conduct oil and gas operations on the entire 120 acres for so long as the operator is engaged in continuous exploration, development or production on the leased acreage.

In addition to our participation in any continued development of the Eastland County prospect, and subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America.  However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Marketing and Pricing

We will derive revenue principally from the sale of oil and natural gas. As a result, our revenues will be determined, to a large degree, by prevailing prices for crude oil and natural gas.  We expect our operating partners to sell our oil and natural gas on the open market at prevailing market prices. The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.

Price decreases would adversely affect our revenues, profits and the value of our proved reserves. Historically, the prices received for oil and natural gas have fluctuated widely.  Among the factors that can cause these fluctuations are:

●	The domestic and foreign supply of natural gas and oil

●	Overall economic conditions

●	The level of consumer product demand

●	Weather conditions

●	The price and availability of competitive fuels such as heating oil and coal

●	Political conditions in the Middle East and other natural gas and oil producing regions

●	The level of oil and natural gas imports

●	Domestic and foreign governmental regulations

●	Potential price controls

We may enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas.  Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

●	There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received

●	Our production and/or sales of natural gas are less than expected

●	Payments owed under derivative hedging contracts typically come due prior to receipt of the hedged month’s production revenue

●	The other party to the hedging contract defaults on its contract obligations

In addition, hedging arrangements limit the benefit we would receive from increases in the prices for oil and natural gas.  We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas.  On the other hand, we may choose not to engage in hedging transactions in the future. As a result, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.

Competition

The oil and gas industry is highly competitive and inherent difficulties exist for any new company seeking to enter an established field. Our proposed business will encounter numerous companies more experienced, better financed, and operationally organized to conduct acquisitions, development and exploration activities in the oil and gas industry in North America. Additionally, a small “start-up” such as us, with insignificant resources, is at a serious disadvantage against established competitors, including major oil companies.

Government Regulations

The following is a summary of the more significant existing environmental, health and safety laws and regulations applicable to the oil and natural gas industry and for which compliance may have a material adverse impact on the development or success of our proposed oil and gas operations.

Federal Income Tax.  Federal income tax laws will significantly affect our operations.  The principal provisions that will affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, our share of the domestic “intangible drilling and development costs” and to claim depletion on a portion of our domestic oil and natural gas properties based on 15% of our oil and natural gas gross income from such properties (up to an aggregate of 1,000 Bbls per day of domestic crude oil and/or equivalent units of domestic natural gas).

Environmental Regulation.  The exploration, development and production of oil and natural gas are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may, among other things, require permits to conduct drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions arising from oil and gas operations or attributable to former operations; and impose obligations to reclaim and abandon well sites and pits.  Failure to comply with these laws and regulations may result in the assessment of sanctions, including monetary penalties, the imposition of remedial obligations and the issuance of orders enjoining operations in affected areas.

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, waste handling, storage, transport, disposal, or remediation requirements or emission or discharge limits could have a material adverse effect on the development or success of our proposed oil and gas operations.  Moreover, accidental releases or spills may occur in the course of our proposed oil and gas operations, and there can be no assurance that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property and natural resources or personal injury.

Hazardous Substances and Wastes.  The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as the Superfund law and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment.  These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site.  Under CERCLA, these "responsible persons" may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain environmental and health studies.  In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.  CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.  We may generate materials in the course of our proposed operations that may be regulated as hazardous substances.

We may also generate wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes.  RCRA imposes strict requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes.  Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil and natural gas are currently exempt from regulation as hazardous wastes under RCRA.  However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future.  In September 2010, the Natural Resources Defense Council filed a petition with the EPA requesting them to reconsider the RCRA exemption for exploration, production, and development wastes.  To date, the EPA has not taken any action on the petition.  Any change in the RCRA exemption for such wastes could result in an increase in costs to manage and dispose of wastes, which could have a material adverse effect on the development or success of our proposed oil and gas operations.

Air Emissions.  The Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements.  These laws and regulations may require our operating partners to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects.

Water Discharges.  The Federal Water Pollution Control Act, as amended ("Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters.  Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge produced waters and sand, drilling fluids, drill cuttings and other substances related to the oil and gas industry into onshore, coastal and offshore waters of the United States or state waters.  Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency.  Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak.  In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

Climate Change.  In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes.  These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act.  Accordingly, the EPA has adopted regulations that require a reduction in emissions of GHGs from motor vehicles and also trigger permit review for GHG emissions from certain large stationary sources.  The EPA's rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  In addition, Congress has actively considered legislation to reduce emissions of GHGs and almost one-half of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG gases from, our equipment and operations could require our operators to incur costs to reduce emissions of GHGs associated with our proposed operations or could adversely affect demand for the oil and natural gas we produce.

Endangered Species.  The federal Endangered Species Act ("ESA") restricts activities that may affect endangered or threatened species or their habitats.  The designation of previously unidentified species as endangered or threatened on properties where we operate could subject us to additional costs or cause our oil and gas activities to be subject to operating restrictions or bans.

Employee Health and Safety.  Our proposed operations are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state statutes, whose purpose is to protect the health and safety of workers.  In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in oil and gas operations and that this information be provided to employees, state and local government authorities and citizens.

State Regulation.  Texas regulates the drilling for, and the production and gathering of, oil, natural gas and natural gas liquids, including requirements relating to drilling permits, the location, spacing and density of wells, unitization and pooling of interests, the method of drilling, casing and equipping of wells, the protection of fresh water sources, the orderly development of common sources of supply of oil, natural gas and natural gas liquids, the operation of wells, allowable rates of production, the use of fresh water in oil, natural gas and natural gas liquids operations, saltwater injection and disposal operations, the plugging and abandonment of wells and the restoration of surface properties, the prevention of waste of oil, natural gas and natural gas liquids resources, the protection of the correlative rights of oil, natural gas and natural gas liquids owners and, where necessary to avoid unfair, unjust or discriminatory service, the fees, terms and conditions for the gathering of natural gas.  The effect of these regulations may be to limit the number of wells that our operating partners may drill, impact the locations at which our operating partners may drill wells, restrict the amounts of oil and natural gas that may be produced from wells drilled by our operating partners and increase the costs of operations.

Hydraulic Fracturing.  We expect to participate in exploration and drilling projects that seek to recover oil and natural gas through the use of hydraulic fracturing.  Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions.  However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices.  At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by early 2013 and final results by 2014.  Also for the second consecutive session, legislation has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  For instance, in June 2011, Texas adopted a law that requires disclosure to the Railroad Commission of Texas of the additives and other chemicals contained in hydraulic fracturing fluids used in the state, subject to certain trade secret protections.  If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the Texas state level, such legal requirements could make it more difficult or costly for our operating partners to perform fracturing to stimulate production in the play and thereby affect the determination of whether a well is commercially viable.  In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil or natural gas and natural gas liquids that our operating partners are ultimately able to produce in commercial quantities from our oil and gas properties.

Employees

As of the date of this report, we have two employees, our chief executive officer and chief financial officer.   For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services related to our oil and gas operations.  Subject to our receipt of significant additional capital, we intend to hire senior management and staff with experience in oil and gas exploration and development.  Until such time, we intend to rely on third party consultants to advise and assist us on our oil and gas operations.

Available Information

Our website is located at www.westtexasresources.com. The information on or accessible through our website is not part of this annual report on Form 10-K. A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding our filings at www.sec.gov.

Item 1A.	Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

We are a development stage company and have limited assets and insignificant revenues. We were only recently formed and have no revenues to date from our oil and gas operations. In August 2011, we acquired a water trailer for use in oil and gas drilling sites, and we placed the trailer into service pursuant to a lease arrangement with an unaffiliated third party in October 2011. As of June 30, 2012, we have received a total of $19,203 in revenue from our water trailer. In December 2012, we sold the trailer for a cash payment of $25,000. In September 2011, we acquired our initial oil and gas property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, however we have not acquired or developed any additional assets or operations. We are in the development stage and are subject to all risks inherent in a new venture. The likelihood of our success must be considered in light of problems, expenses, complications and delays frequently encountered in connection with the development of a new business.  We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. As of September 30, 2012, we had total assets of $179,188 and a working capital deficit of $(113,092). We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, as of the date of this report, we have no commitments for the sale of our securities or our acquisition of additional capital through any other means nor can there be any assurance that any funds will be available on commercially reasonable terms, if at all.

Our management has no prior experience in operating an oil and gas business.  At the present time, we have two employees, our chief executive officer and our chief financial officer, Stephen Jones and John Kerr, respectively, who also serve as the sole members of our board of directors.  Neither Mr. Jones nor Mr. Kerr has any prior experience in the oil and gas business other than as private investors. We intend to expand our management team and board of directors with personnel who have experience in the oil and gas business, however we have no agreements or understandings in place as of the date of this report concerning the appointment of any additional officers or directors.  We do not expect to be able to attract senior management or directors with significant oil and gas experience until such time as we raise significant additional capital.   Until such time, if ever, as we do, the success of our company will be dependent on the decisions and actions undertaken by Mr. Jones and Mr. Kerr.

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. At the present time, we have two employees, our chief executive officer and our chief financial officer, Stephen Jones and John Kerr, respectively.  We have developed an operating strategy that is based on our participation in exploration prospects in North America as a non-operator for the foreseeable future.  We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.  We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  As a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil.   Our dependence on third party consultants, service providers and operators creates a number of risks, including but not limited to:

●	the possibility that such third parties may not be available to us as and when needed; and

●	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

Shortages or increases in costs of equipment, services and qualified personnel could delay the drilling of exploratory wells and adversely affect our future results of operations and the price of our common stock.   The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages.  Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled.  These factors also cause significant increases in costs for equipment, services and personnel.  Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services.  Shortages of field personnel and equipment or price increases could significantly hinder the ability of our operating partners to conduct drilling operations, which could adversely affect our results of operations and stock price.

Our industry is highly competitive which may adversely affect our performance, including our ability to participate in ready to drill prospects. Oil and gas exploration and development companies  operate in a highly competitive environment.  In addition to capital, the principal resources necessary for the exploration and production of oil and natural gas are:

●	leasehold prospects under which oil and natural gas reserves may be discovered;
●	drilling rigs and related equipment to explore for such reserves; and
●	knowledgeable personnel to conduct all phases of oil and natural gas operations.

Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of oil and gas properties in North America.   We and our operating partners will face competition  in acquisitions, development, exploration and production from major oil companies, numerous independents, individual proprietors and others.  We expect competition to be intense for available target oil and gas properties.  Such competition could have a material adverse effect on our financial condition and operating results.  We and our operating partners may not be able to compete successfully against current and future competitors and competitive pressures faced by us may materially adversely affect our business, financial condition, and results of operations.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could delay the anticipated drilling schedule for exploratory wells and adversely affect our future results of operations and stock price.  The drilling and completion of exploratory wells are subject to numerous risks beyond our control or the control of our operating partners, including risks that could delay the proposed drilling schedules and the risk that drilling will not result in commercially viable oil and natural gas production.  Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit.  The decisions by us and our operating partners to develop or otherwise exploit certain prospects will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  The costs of drilling, completing and operating wells are often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.   Even if an exploratory well is successfully completed, it may not pay out the capital costs spent to drill it.   Drilling and production operations on an exploratory well may be curtailed, delayed or canceled as a result of various factors, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements including permitting;
•	unusual or unexpected geological formations and miscalculations;
•	shortages of or delays in obtaining equipment and qualified personnel;
•	equipment malfunctions, failures or accidents;
•	lack of available gathering facilities or delays in construction of gathering facilities;
•	lack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure;
•	unexpected operational events and drilling conditions;
•	pipe or cement failures and casing collapses;
•	pressures, fires, blowouts, and explosions;
•	lost or damaged drilling and service tools;
•	loss of drilling fluid circulation;
•	uncontrollable flows of oil, natural gas and natural gas liquids water or drilling fluids;
•	natural disasters;
•	environmental hazards, such as oil, natural gas and natural gas liquids leaks, pipeline ruptures and discharges of toxic gases or fluids;
•	adverse weather conditions such as extreme cold, fires caused by extreme heat or lack of rain, and severe storms or tornadoes;
•	reductions in oil, natural gas and natural gas liquids prices;
•	oil and natural gas property title problems; and
•	market limitations for oil, natural gas and natural gas liquids.

If any of these or other similar industry operating risks occur, we could have substantial losses.  Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

Market conditions for oil and natural gas, and particularly volatility of prices for oil and natural gas, could adversely affect our revenue, cash flows, profitability and growth.  Our project revenue, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.  Lower prices may also make it uneconomical for  our operating partners  to commence or continue production levels of natural gas and crude oil.  Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of other factors beyond our control or the control of our operating partners, including:

•	regional, domestic and foreign supply, and perceptions of supply, of oil, natural gas and natural gas liquids;
•	the price of foreign imports;
•	U.S. and worldwide political and economic conditions;
•	the level of demand, and perceptions of demand, for oil, natural gas and natural gas liquids;
•	weather conditions and seasonal trends;
•	anticipated future prices of oil, natural gas and natural gas liquids, alternative fuels and other commodities;
•	technological advances affecting energy consumption and energy supply;
•	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;
•	acts of force majeure;
•	domestic and foreign governmental regulations and taxation;
•	energy conservation and environmental measures; and
•	the price and availability of alternative fuels.

For oil, from 2007 through October 2012, the highest monthly NYMEX settled price was $140.00 per Bbl and the lowest was $41.68 per Bbl. For natural gas, from 2007 through October 2012, the highest monthly NYMEX settled price was $13.35 per MMBtu and the lowest was $2.04 per MMBtu.  In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

Lower oil and natural gas prices will reduce our revenues and may ultimately reduce the amount of oil and natural gas that is economic to produce from our oil and gas properties.  As a result, our operating partners could determine during periods of low oil and natural gas prices to shut in or curtail production from any operating wells.  In addition, our operating partners could determine during periods of low oil and natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.  Specifically, our operating partners may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially economic quantities.  This could result in termination of our portion of the royalty interest relating to the abandoned well or property.

Investigations of oil and gas properties do not eliminate the risks associated with the selection and the acquisition of such properties. Although we will engage third-party consultants to perform a review of the oil and properties proposed to be acquired, such reviews are subject to uncertainties. It generally is not feasible to review in detail every individual property involved in an acquisition. Even a detailed review of all properties and records may not reveal existing or potential problems; nor will it permit our consultants to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken.

Oil and gas exploration and development is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.   Our proposed oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations. In order to conduct operations in compliance with these laws and regulations, oil and gas operators must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities.  Substantial costs may be incurred by our operating partners in order to maintain compliance with these existing laws and regulations.  Further, in light of the explosion and fire on the drilling rig Deepwater Horizon in the Gulf of Mexico, as well as recent incidents involving the release of oil and natural gas and fluids as a result of drilling activities in the United States, there has been a variety of regulatory initiatives at the federal and state level to restrict oil and natural gas drilling operations in certain locations.  Any increased regulation or suspension of oil and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs, which will be passed along to us by way of our equity interest in the property.   Such costs or significant delays could have a material adverse effect on our business, financial condition and results of operations.

Laws and regulations governing oil and natural gas exploration and production may also affect production levels.  Oil and gas operators are required to comply with federal and state laws and regulations governing conservation matters, including provisions related to the unitization or pooling of the oil, natural gas and natural gas liquids properties; the establishment of maximum rates of production from wells; the spacing of wells; and the plugging and abandonment of wells.  These and other laws and regulations can limit the amount of oil and natural gas operators can produce from their wells, limit the number of wells they can drill, or limit the locations at which they can conduct drilling operations, which in turn could negatively impact our business, financial condition and results of operations.

New laws or regulations, or changes to existing laws or regulations may unfavorably impact our proposed operations, could result in increased operating costs and have a material adverse effect on our financial condition and results of operations. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of most U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities.

These and other potential regulations could increase operating costs, reduce revenue, delay proposed operations, increase direct and third party post production costs associated with the oil and gas properties or otherwise alter the proposed operations of oil and gas properties in which we hold an equity interest, which could have a material adverse effect on our financial condition, results of operations and stock price.

Oil and gas operations are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations or result in significant costs and liabilities.  Oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may impose numerous obligations that are applicable to the operation of the properties in which we hold an interest including the acquisition of a permit before conducting drilling; water withdrawal or waste disposal activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations.  Numerous governmental authorities, such as the U.S. Environmental Protection Agency ("EPA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the proposed operations.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of oil and gas operations due to the handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to such operations, and as a result of historical industry operations and waste disposal practices.   Under certain environmental laws and regulations, our operating partner could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether our operating partner was responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.  Private parties, including the owners of properties upon which our operating partners intend to drill wells and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for contamination even in the absence of non-compliance, with environmental laws and regulations or for personal injury or property damage.  In addition, the risk of accidental spills or releases could expose our operating partners to significant liabilities.  All of the foregoing costs and liabilities of our operating partners may be passed along to us by way of our equity interest on the subject oil and gas property, which in turn could have a material adverse effect on our financial condition, results of operations and stock price.  Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly construction, drilling, water management, completion, waste handling, storage, transport, disposal or cleanup requirements could require our operating partners to make significant expenditures to attain and maintain compliance.  We would be responsible for our pro rata share of such costs, which may have a material adverse effect on our results of operations, financial condition or stock price.

Climate change laws and regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for oil and natural gas while the physical effects of climate change could disrupt production and cause our operating partners  to incur significant costs in preparing for or responding to those effects.   On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present a danger to public health and the environment.  These findings allow the agency to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act.  Accordingly, the EPA has adopted regulations that require a reduction in emissions of GHGs from motor vehicles and also trigger permit review for GHG emissions from certain large stationary sources.  The EPA's rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of political and legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules.  In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, beginning in 2011 for emissions occurring in 2010.  On November 30, 2010, the EPA published a final rule that expands its October 2009 final rule on reporting of GHG emissions to require certain owners and operators of onshore oil and natural gas production to monitor greenhouse gas emissions beginning in 2011 and to report those emissions beginning in 2012.  Both houses of Congress have from time to time considered legislation to reduce emissions of GHGs and almost one-half of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs.   The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from the equipment and operations of our operating partners could require our operating partners to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas.  All of the foregoing costs and liabilities of our operating partners may be passed along to us by way of our equity interest on the subject oil and gas property, which in turn could have a material adverse effect on our financial condition, results of operations and stock price.   Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our results of operations, financial condition or stock price.    Our operating partners may from time to time engage in a production technique known as hydraulic fracturing, an important and common practice used to stimulate production of hydrocarbons from tight formations, such as shales.   The process involves the injection of water or other liquids, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  The process is typically regulated by state oil and gas commissions.  However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices.  At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by late 2012 and final results by 2014.  Also, legislation has been introduced into Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  For instance, in June 2011, Texas adopted a law that requires disclosure to the Railroad Commission of Texas of the additives and other chemicals contained in hydraulic fracturing fluids used in the state, subject to certain trade secret protections.  If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for our operating partners to perform fracturing to stimulate production from our oil and gas interests and thereby affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas our operating partners are ultimately able to produce in commercial quantities from our oil and gas interests.

Hydraulic fracturing operations may result environmental contamination and other operational risks that could subject us to significant costs, liabilities and loss of investment.   Hydraulic fracturing is a process that involves the injection of water or other liquids, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  The process involves the risk that liquids and chemicals injected into the well may migrate into and contaminate water aquifers and wells or surrounding land.  The process also involves the risk that water and liquids that are retrieved from the fractured well may be improperly disposed of, thus creating another potential for water or ground contamination.  Our operating partners face the possibility of significant costs and  liabilities in the event of any environmental contamination resulting from the hydraulic fracturing of wells in which we have an interest, in which event we may become liable for our pro rata share of such costs and liabilities.  Also, even in the absence of any actual contamination, we can face significant costs if the operator is required to defend any lawsuits or investigations that allege contamination.  Finally, any actual or alleged environmental contamination resulting from a drilling operation on an oil and gas property in which we have an interest can lead to the suspension or abandonment of that property and the loss of our entire investment in such property.

No Dividends.  We do not expect to pay cash dividends on our common stock in the foreseeable future.

No Active Trading market. Our common shares are traded on the OTC Market under the symbol “WTXR.” However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event you wish to sell your common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

Our common stock may be considered to be a “penny stock” and, as such, any the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.  To the extent the price of our common stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely the affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Company Executive Offices

Our executive offices are located in 5729 Lebanon Road., Suite 144, Frisco, Texas 75034. We believe that our current facilities are adequate for our foreseeable needs.

Oil and Gas Interests

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas.   The operator of the Eastland County prospect is West Texas Royalties, Inc., of Plainview, Texas, an unaffiliated third party.

The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights.  In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011.  In January 2012, GasFrac, Inc., of Kilgore, Texas, conducted the fracture stimulation of the Rutherford #1 and the operator is presently evaluating the results.  If the evaluation of the Rutherford #1 is positive, the operator intends to reenter the C.M. Knott #1 within two to three months and conduct drilling and casing in preparation for its facture stimulation.  The operator expects to engage GasFrac, Inc. to conduct any fracture stimulation of the C.M. Knott #1 .  Based on the results of the Rutherford #1 and C.M. Knott #1 fracture stimulations, the operator expects to drill two to four new wells on the prospect, with such drilling to commence within six to 12 months of the positive evaluation of the C.M. Knott #1.  West Texas Royalties estimates that our share of the cost in reentering and fracture stimulating C.M. Knott #1 will be approximately $125,000 and that our share of the cost in drilling additional new wells will be approximately $220,000 per well.  The lease held by the operator for the Eastland County prospect allows the operator the right to conduct oil and gas operations on the entire 120 acres for so long as the operator is engaged in continuous exploration, development or production on the leased acreage.

In connection with our participation in the Eastland County prospect, we entered into a joint operating agreement with the operator and the other working interest owners.  The joint operating agreement includes standard and customary terms and conditions concerning the operation of the Eastland County prospect.  Under the terms of the agreement, each working interest holder is required to participate in the exploration and development of the Rutherford #1 well at the level of its working interest, and thereafter each holder can elect to participate in any further development of the prospect.  Any working interest holder electing not to participate in any further development of the prospect will not receive any proceeds from the sale of oil or gas from such further development until the participating working interest holders have received the return of their costs in the further development and a substantial premium.  The joint operating agreement also declares an area of mutual interest consisting of 640 acres surrounding and inclusive of the 120 acres making up the Eastland County prospect.

In addition to our participation in any continued development of the Eastland County prospect, and subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America.  However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Reserves and Production

There are no reserve reports with respect to our initial prospect in Eastland County, Texas nor are there any producing wells on such property.

Acreage

The following tables summarize by geographic area our developed and undeveloped acreage as of September 30, 2012. The term of the undeveloped leasehold acreage ranges from three to five years.

	Developed[1]		Undeveloped[2]
State	Gross[3]	Net[4]	Gross[3]	Net[4]

Texas	--	--	120	37.5
Total	--	--	120	37.5

1 Developed acreage is acreage spaced for or assignable to productive wells.

2 Undeveloped acreage is oil and gas acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.

3 A gross acre is an acre in which a working interest is owned.  The number of gross acres is the total number of acres in which a working interest is owned.

4 A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one.  The number of acres is the sum of the fractional working interests owned in acres expressed as whole numbers and fractions thereof.

Drilling and Other Exploratory Activities

We were incorporated in December 2010 and did not participate in any drilling, or other exploratory or development, activity during the fiscal year ended September 30, 2011.  In October 2011, we participated in our first drilling operation, which took place at our initial prospect, located in Eastland County, Texas.  The Eastland County prospect includes two wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights.  In October 2011, the operator of the prospect, West Texas Royalties, Inc., reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011.  In January 2012, GasFrac, Inc., of Kilgore, Texas, conducted the fracture stimulation of the Rutherford #1 and the operator is presently evaluating the results.  Our activity on the Rutherford #1 represents our only participation in drilling, exploratory or development activity to date.  As of the date of this report, we have no wells in the process of drilling and we have no wells in the process of completion other than the Rutherford #1.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Mine Safety Disclosures

Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Market under the symbol “WTXR” since October 24, 2012. The high and low sale prices for our common shares on the OTC Market between October 24, 2012 and the date of this report is $0.25 and $0.80. However, we consider our common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the common stock.

Holders of Record

As of January 14, 2013, there were approximately 119 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

We have adopted the West Texas Resources, Inc. 2011 Stock Incentive Plan providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants.  We have reserved 3,000,000 shares of our common stock under the plan.  All officers, directors, employees and consultants to our company are eligible to participate under the plan.  The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company.

The following table sets forth certain information as of September 30, 2012 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	400,000	$0.25	2,600,000
Equity compensation plans not approved by security holders	–	–	–
Total	400,000	$0.25	2,600,000

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations General

We were formed on December 9, 2010 under the laws of Nevada for the purpose of oil and gas exploration and development in North America. From inception to date, our activities have focused on the raising of capital and the investigation of oil and gas properties. As of the date of this report, we have incurred no revenue from oil and gas exploration, however we have received revenue from our lease of a water trailer. In August 2011, we acquired a water trailer for use in hauling water to and from oil and gas drilling sites. Our purchase price was $35,759. Between October 2011 and June 2012, we placed the trailer into service and received a total of $19,203 in revenue from our water trailer. In December 2012, we sold the trailer for a cash payment of $25,000.

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

The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital.  Therefore,

Financial Condition

As of September 30, 2012, we had total assets of $179,188 and a working capital deficit of $(113,092). As noted above, we believe that we may need up to $1,000,000 of additional capital in order to fund our continued participation in the Eastland County prospect, assuming the operator decides to reenter and fracture stimulate the C.M. Knott #1 and drill four new wells.  As of the date of this report, we do not have sufficient capital to fund our interest in the further exploration or development of the Eastland County prospect.  If we are unable to fund our current 31.25% working interest in the further development of the Eastland County prospect, we will be forced to accept a reduced interest in any production resulting from the further development of the prospect.

A principal part of our plan of operations is to acquire the additional capital required to finance our near term obligations in the Eastland County prospect and the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, as of the date of this report, we have no commitments for the sale of our securities or our acquisition of additional capital through any other means nor can there be any assurance that any funds will be available on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of West Texas Resources, Inc.

We have audited the accompanying balance sheet of West Texas Resources, Inc. (a development stage enterprise) as of September 30, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2012 and for the period from December 9, 2010 (inception) to September 30, 2011 and 2012. West Texas Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Resources, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended September 30, 2012 and for the period from December 9, 2010 (inception) to September 30, 2011 and 2012 in conformity with accounting principles generally accepted in the United States of America.

Farber Hass Hurley LLP
Granada Hills, California
January 14, 2013

West Texas Resources, Inc.

(A Development Stage Company)

Balance Sheets

	September 30,	September 30,
	2012	2011

ASSETS
Current Assets
Cash	$8,611	$169,346

Total Current Assets	8,611	169,346

Oil and gas properties, using successful effort accounting	145,873	18,750

Equipment - water truck, net of accumulated depreciation of $11,055 and $0 at September 30, 2012 and September 30, 2011, respectively	24,704	35,759

TOTAL ASSETS	$179,188	$223,855

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Payroll liabilities	$3,857	$–
Investment Payable	18,750	–
Shareholder Advances	35,000	–
Other payables	64,096	–
Total Current Liabilities	121,703	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized;13,106,500 shares issued and outstanding	13,107	13,107
Additional paid-in capital	292,795	292,795
Accumulated deficit	(248,417)	(82,047)
Total Shareholders' Equity	57,485	223,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$179,188	$223,855

See accompanying notes to these financial statements.

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from December 9, 2010 (Inception) to	Cumulative from Inception (December 9, 2010) to
	September 30,	September 30,	September 30,
	2012	2011	2012
General and administrative expenses	$168,902	$82,047	$250,949
Operating Loss	(168,902)	(82,047)	(250,949)

Other income (expenses)
Lease income	19,203	–	19,203
Bad debt expense	(5,616)	–	(5,616)
Depreciation expense	(11,055)	–	(11,055)
Loss Before Income Taxes	(166,370)	(82,047)	(248,417)

Income taxes	–	–	–
Net Loss	$(166,370)	$(82,047)	$(248,417)

Loss per share
Basic and diluted weighted average number of common shares outstanding	13,106,500	12,346,770

Basic and diluted net loss per share	$(0.01)	$(0.01)

See accompanying notes to these financial statements.

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY

From Inception (December 9, 2010) to September 30, 2012

	Common Stock		Options	Additional	Earnings (Loss) Accumulated During the	Total
	Number		Number	Paid-in	Development	Shareholders'
	of Shares	Amount	of Options	Capital	Stage	Equity
Initial capitalization	12,144,500	$12,145	–	$(12,145)	$–	$–
Issuance of common stock for cash	962,000	962	–	239,538		240,500
Issuance of options for services			400,000
Stock compensation				65,402		65,402
Net loss					(82,047)	(82,047)
Balance, September 30, 2011	13,106,500	$13,107	400,000	$292,795	$(82,047)	$223,855
Net loss					(166,370)	(166,370)
Balance, September 30, 2012	13,106,500	$13,107	400,000	$292,795	$(248,417)	$57,485

See accompanying notes to these financial statements.

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from December 9, 2010 (Inception) to	Cumulative from Inception (December 9, 2010) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(166,370)	$(82,047)	$(248,417)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	–	65,402	65,402
Depreciation expense	11,055	–	11,055
Bad debt expense	5,616	–	5,616
Changes in operating assets and liabilities:
Other receivables	(5,616)	–	(5,616)
Payroll liabilities	3,857	–	3,857
Other payables	64,096	–	64,096

Net cash used in operating activities	(87,362)	(16,645)	(104,007)

Cash flows from investing activities
Investment - West Texas Royalties	(108,373)	(18,750)	(127,123)
Purchase of Water Truck	–	(35,759)	(35,759)

Net cash used in investing activities	(108,373)	(54,509)	(162,882)

Cash flows from financing activities
Proceeds from sale of common stock	–	240,500	240,500
Shareholder Advances	35,000	–	35,000

Net cash from financing activities	35,000	240,500	275,500

Net increase (decrease) in cash	(160,735)	169,346	8,611

Cash, beginning of period	169,346	–	–

Cash, end of period	$8,611	$169,346	$8,611

See accompanying notes to these financial statements.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Liquidity and management’s plans

The Company has not generated any revenues from oil and gas exploration and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in investigation and exploration of oil and gas properties.  The Company incurred a net loss of $166,370 during the year ended September 30, 2012 and a net loss of $248,417 from inception to September 30, 2012. Also, the Company had a cash balance of $8,611, a working capital deficit of $113,092 and a stockholders’ equity of $57,485 at September 30, 2012.

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

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

Oil and gas properties (continued)

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. The Company believes there has been no impairment of the value of such assets at September 30, 2012.

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

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

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

Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from 2009 to the present, generally for three years after they are filed.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the years ended September 30, 2012 and 2011, all common stock equivalents were anti-dilutive.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

1.	Organization and Summary of Significant Accounting Policies (continued)

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

The Company has also adopted ASC 820-10 which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

As of September 30, 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption to have a significant impact on its financial statements.

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

The Company calculated the depreciation of the truck using straight-line method with a useful life of three years. For the year ended September 30, 2012, the Company recorded depreciation expense of $11,055 and lease income of $19,203. At June 30, 2012, the Company terminated the lease and wrote off the lease income receivable of $5,616 as bad debt expense due to the lessee’s cash flow problems.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

4.	Oil and Gas Properties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $18,750 cash.

In October 2011, West Texas Royalties, Inc., the operator of the Company's Eastland County prospect began drilling and fracturing operations at the initial well and the Company made additional investments of $83,373 and $43,750 in November 2011 and March 2012, respectively. As of September 30, 2012, no revenue has yet to be derived from the wells the Company has an interest in and the total amount of the investment was $145,873 and the investment payable was $18,750. The Company had a payable balance of $18,750 to West Texas Royalties as of September 30, 2012.

5.	Shareholder Advances

During the year ended September 30, 2012, a shareholder advanced a total amount of $35,000 as short term loans to the Company. These advances are due on demand and do not bear any interest. As of September 30, 2012, the total outstanding amount due to the shareholder was $35,000.

6.	Shareholders’ Equity

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

As of September 30, 2012, the Company had 13,106,500 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

The Company granted options to certain consultants to purchase 400,000 shares of the Company’s common stock. The options vest immediately and expire on September 15, 2016. The fair value of each share-based award was estimated using the Black-Scholes option pricing model or a lattice model. The fair value of these options, determined to be $65,402, was included in general and administrative expenses for the year ended September 30, 2011.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

6.	Shareholders’ Equity (continued)

The following assumptions were used in the fair value method calculation:

·	Volatility: 83%
·	Risk free rate of return: 1%
·	Expected term: 5 years

The following information applies to all options outstanding at September 30, 2012:

·	Weighted average exercise price: $0.25
·	Options outstanding and exercisable: 400,000
·	Average remaining life: 4 years

7.	Subsequent Events

Events subsequent to September 30, 2012 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.   The following events occurred since September 30, 2012:

•	On November 26, 2012, the Board of Directors of the Company approved the Private Placement Memorandum for an offering of 3,000,000 shares of the Company’s common stock at $0.50 per share. The Shares are being offered by the Company’s executive officers on a straight best-efforts basis. However, in the event the Company engages finders or FINRA member firms, the Company expects to pay finders’ fees or sales commissions of up to 10% of the gross offering proceeds.

•	On November 29, 2012, the Company entered into a subscription agreement with an existing shareholder to sell 100,000 shares of the Company’s common stock for a purchase price of $0.50 per share. Pursuant to the agreement, the $38,000 recorded as shareholder advances as of October 31, 2012, which included $35,000 as of September 30, 2012, were converted into 76,000 shares and the balance of the subscription price in the amount of $12,000 was received upon signing of the subscription agreement. In addition to the aforementioned transaction, the Company sold an additional 50,000 shares of the Company’s common stock pursuant to the Private Placement Memorandum for the cash proceeds of $25,000.

•	In December 2012, the Company sold its water trailer for a cash payment of $25,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 15a-15(f) under the Exchange Act that occurred during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers.

Name	Age	Position

Stephen E. Jones	42	Chairman of the Board, President and Chief Executive Officer

John D. Kerr	45	Chief Financial Officer and Director

Mr. Jones has served as our chairman of the board and president and chief executive officer since our founding on December 9, 2010.  From February 2010 to December 2010, Mr. Jones also served as president and chief executive officer of Russian Resources Energy, Inc.   Mr. Jones has  served as vice president of mergers and acquisitions for Newport Capital Consultants, Inc., a Bartonville, Texas based financial and management and consulting firm, since 2004.  Mr. Jones holds a BSB degree in marketing from Oklahoma City University.

Mr. Kerr has served as our chief financial officer and a member of our board of directors since our founding on December 9, 2010.  For over the past five years, Mr. Kerr has served as a vice president of Newport Capital Consultants, Inc.

Mr. Jones and Mr. Kerr are each the son-in-law of Gary Bryant, our principal stockholder.  Mr. Bryant is the chief executive officer and owner of Newport Capital Consultants, Inc.  Newport Capital Consultants, Inc. is an affiliate of our company.

Mr. Jones and Mr. Kerr have each committed to provide their full time to our company, however from our inception to date, and  until such time as we receive significant additional capital, their duties to our company will not require their full business time.  Until such time as they are required to provide their full time to our company, they will continue to provide services on a limited basis to Newport Capital Consultants, provided that their provision of services to Newport Capital Consultants does not interfere with or otherwise impair their provision of services to our company.

Audit and Compensation Committees

As of the date of this report, we have not established an audit or compensation committee in light of the fact that all of our directors also serve as executive officers of our corporation.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions.

Limitation of Liability of Directors and Indemnification of Directors and Officers

Nevada corporate law provides that corporations may include a provision in their articles of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith and which involve a breach of the director’s duty to the corporation or intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit.  Our articles of incorporation provides that directors are not liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Nevada law. In addition to the foregoing, our bylaws provide that we may indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our directors.

The above provisions in our articles of incorporation and bylaws and in the written indemnity agreements may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2012 and 2011.

Name and Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)

Stephen E. Jones, President	2012	30,000	--	--	--	--	$30,000
and CEO	2011	--	--	--	--	--	--

John D. Kerr, CFO	2012	30,000	--	--	--	--	$30,000
	2011	--	--	--	$32,701		$32,701

The dollar amounts in columns (f) reflect the value of options as of the grant date for the fiscal year ended September 30, 2011 in accordance with ASC 718, Compensation-Stock Compensation. Assumptions used in the calculation of these amounts are included in footnote (6) to our audited financial statements for the fiscal year ended September 30, 2011.

Narrative Disclosure to Summary Compensation Table

We have no employment agreements with executive management. Prior to November 30, 2011, neither of our executive officers received any compensation for their services to the company, other than our award of an option to purchase 200,000 shares of our common stock to our chief financial officer, John Kerr.  Commencing December 1, 2011, each of our executive officers receives a salary of $3,000 per month.  Our executive officers are not entitled to receive any other compensatory benefits or consideration, such as medical or life insurance, car allowances or the like.  At such time as our executive officers provide their full business time to our company on a continuous basis, we expect to adjust upward the compensation and benefits payable to our executive officers appropriately.

Outstanding Equity Awards at September 30, 2012

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
John D. Kerr	200,000	--	200,000	$0.25	09/15/2016

Compensation of Directors

We have not paid any directors’ fees or other compensation to our directors for their services as directors.  All of our directors receive reimbursement for out-of-pocket expenses for attending board of directors meetings.  We intend to appoint additional members to the board of directors, including outside or non-officer members to the board.   There are no understandings or arrangements at this time concerning the appointment of additional directors to our board, and we do not expect to be able to attract directors with significant oil and gas experience until such time as we raise significant additional capital.   Any future outside directors may receive an attendance fee for each meeting of the board of directors. From time to time we may also engage certain future outside members of the board of directors to perform services on our behalf and we will compensate such persons for the services which they perform.

Section 16(A) Beneficial Ownership Reporting Compliance

Because our common stock is not registered under the Exchange Act, our officers, directors and 10% stockholders are not required to file with the SEC beneficial ownership reports under Section 16 of the Exchange Act

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors, executive officers and nominees to become directors; and

●	all directors and executive officers as a group.

Name and Address	Number of Shares	Percentage Owned (1)
Stephen E. Jones (2)	300,000	2.3%
John D. Kerr (2)(3)	300,000	2.2%
Gary Bryant (4)	5,917,000	44.6%
Danilo Cacciamatta (5)	1,100,000	8.3%
Suzanne Bryant (4)	1,100,000	8.3%
Directors and executive officers as a group	600,000	4.5%

(1)	The percentage amounts for each reported person are based on 13,256,500 common shares issued and outstanding as of the date of this report.

(2)	The address for the stockholder is 5729 Lebanon Road, Suite 144, Frisco, Texas 75034.

(3)	The shares for John D. Kerr include 200,000 shares underlying a presently exercisable option.

(4)	Gary and Suzanne Bryant are married, however they disclaim any interest in the shares held by the other. The address for the Gary and Suzanne Bryant is 980 Noble Champions Way, Bartonville, Texas 76226.

(5)	The address for the Danilo Cacciamatta is 1360 Temple Hills Dr., Laguna Beach, CA 92651.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions, Promoters and Director Independence

In addition to our executive officers and directors, Mr. Gary Bryant may be deemed to be a promoter of our company. Mr. Bryant and his wife, Suzanne Bryant, each purchased 100,000 shares of our common stock, at a purchase price of $0.25 per share, in connection with our 2011 private placement of common shares.  During 2012, Mr. Bryant advanced to us $38,000. The advances were unsecured and did not accrue interest on the principal amount. In December 2012, Mr. Bryant agreed to convert the $38,000 of advances into 76,000 shares of our common stock at the rate of $0.50 per share. At or about the same time, Mr. Bryant purchased 64,000 shares of our common at a price of $0.50 per share.

Except for above-mentioned advances and stock purchases by Mr. and Mrs. Bryant, and compensation paid or payable by us to our executive officers and reported elsewhere in this report, we have not entered into any other transactions of any value with any of our directors, officers, principal stockholders, promoters or any of their family members or affiliates, including entities of which they are also officers or directors or in which they have a financial interest.  We have, however, adopted a policy that any transactions that we might enter into with related parties or promoters will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended September 30, 2012 and 2011 by our independent registered public accounting firm, Farber Hass Hurley LLP, for the audit of our consolidated financial statements for the years ended September 30, 2012 and 2011, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, the filing of our Form S-1and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2012	2011
Audit Fees	$7,500	$12,000
Audit-Related Fees	9,250	–
	$16,750	$12,000

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b) Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c) Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on December 9, 2011.

3.2	Amendment to Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
10.1	West Texas Resources, Inc. 2011 Stock Incentive Plan*	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.2	Lease Agreement dated August 22, 2011 between Registrant and Bay Energy Services, Inc.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.3	Form of Registration Rights Agreement dated January 24, 2011 between Registrant and Selling Stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
10.4	Assignment dated September 30, 2011 between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.5	Joint Operating Agreement between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.
14.1	West Texas Resources, Inc. Code of Ethics	Filed electronically herewith.

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.
101.INS**	XBRL Instance Document	Filed electronically herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

 ** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST TEXAS RESOURCES, INC.

Date: January 14, 2013	By:	/s/ Stephen E. Jones
Stephen E. Jones,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen E. Jones	Chief Executive Officer	January 14, 2013
Stephen E. Jones	(Principal Executive Officer)

/s/John D. Kerr	Chief Accounting Officer	January 14, 2013
John D. Kerr	(Principal Financial Officer)

