Form 10-Q
period 2012-12-31
West Texas Resources, Inc.
filed 2013-02-19
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to __________ .

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

As of February 18, 2013, 13,106,500 shares of the common stock of West Texas Resources, Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,	September 30,
	2012	2012
	(UNAUDITED)
ASSETS
Current Assets
Cash	$845	$8,611
Receivable from sale of water truck	21,316	–
Total Current Assets	22,161	8,611

Oil and gas properties, using successful effort accounting	145,873	145,873

Equipment - water truck, net	–	24,704

TOTAL ASSETS	$168,034	$179,188
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Payroll liabilities	$–	$3,857
Investment Payable	18,750	18,750
Shareholder Advances	3,000	35,000
Other payables	88,326	64,096
Total Current Liabilities	110,076	121,703

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,106,500 shares issued and outstanding	13,107	13,107
Additional paid-in capital	292,795	292,795
Common stock issuable	55,000	–
Accumulated deficit	(302,944)	(248,417)
Total Shareholders' Equity	57,958	57,485

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$168,034	$179,188

See accompanying notes to these financial statements

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,		Cumulative from Inception (December 9, 2010) to December 31,
	2012	2011	2012
General and administrative expenses	$51,139	$30,317	$302,088
Operating Loss	(51,139)	(30,317)	(302,088)
Other income (expenses)
Lease income	–	9,187	19,203
Bad debt expense	–	–	(5,616)
Depreciation expense	(2,980)	(2,116)	(14,035)
Loss on disposal of fixed asset	(408)	–	(408)
Loss Before Income Taxes	(54,527)	(23,246)	(302,944)

Income taxes	–	–	–
Net Loss	$(54,527)	$(23,246)	$(302,944)

Loss per share
Basic and diluted weighted average number of common shares outstanding	13,106,500	13,106,500
Basic and diluted net loss per share	$(0.00)	$(0.00)

See accompanying notes to these financial statements

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY

From Inception (December 9, 2010) to December 31, 2012

						Earnings (Loss)
						Accumulated
	Common Stock		Options	Additional	Common	During the	Total
	Number		Number	Paid-in	Stock	Development	Shareholders’
	of Shares	Amount	of Options	Capital	Issuable	Stage	Equity
Initial capitalization	12,144,500	$12,145	–	$(12,145)	$–	$–	$–
Issuance of common stock for cash	962,000	962	–	239,538	–		240,500
Issuance of options for services		–	400,000
Stock compensation		–		65,402			65,402
Net loss						(82,047)	(82,047)
Balance, September 30, 2011	13,106,500	$13,107	400,000	$292,795	$–	$(82,047)	$223,855
Net loss						(166,370)	(166,370)
Balance, September 30, 2012	13,106,500	$13,107	400,000	$292,795	$–	$(248,417)	$57,485
Common stock subscription					55,000		55,000
Net loss						(54,527)	(54,527)
Balance, December 31, 2012 (Unaudited)	13,106,500	$13,107	400,000	$292,795	$55,000	$(302,944)	$57,958

See accompanying notes to these financial statements

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,		Cumulative from Inception (December 9, 2010) to December 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(54,527)	$(23,246)	$(302,944)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	–	–	65,402
Depreciation expense	2,980	2,116	14,035
Loss on disposal of fixed asset	408	–	408
Bad debt expense	–	–	5,616
Changes in operating assets and liabilities:
Other receivables	–	(4,068)	(5,616)
Payroll liabilities	(3,857)	6,657	–
Other payables	24,230	3,833	88,326
Net cash used in operating activities	(30,766)	(14,708)	(134,773)

Cash flows from investing activities
Investment - West Texas Royalties	–	(83,373)	(127,123)
Purchase of Water Truck	–	–	(35,759)
Net cash used in investing activities	–	(83,373)	(162,882)

Cash flows from financing activities
Proceeds from sale of common stock	17,000	–	257,500
Shareholder Advances	6,000	–	41,000
Net cash from financing activities	23,000	–	298,500
Net increase (decrease) in cash	(7,766)	(98,081)	845
Cash, beginning of period	8,611	169,346	–
Cash, end of period	$845	$71,265	$845

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stocks issuable	$38,000	$–	$38,000

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended September 30, 2012.

Liquidity and management’s plans

The Company has not generated any revenues from oil and gas exploration and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in investigation and exploration of oil and gas properties.  The Company incurred a net loss of $54,527 during the three months ended December 31, 2012 and a net loss of $302,944 from inception to December 31, 2012. Also, the Company had a cash balance of $845, a working capital deficit of $87,915 and a stockholders’ equity of $57,958 at December 31, 2012.

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

December 31, 2012

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. The Company believes there has been no impairment of the value of such assets at December 31, 2012.

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

December 31, 2012

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

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three months ended December 31, 2012, all common stock equivalents were anti-dilutive.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

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

As of December 31, 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

December 31, 2012

1.  Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

3. Equipment

In August 2011, the Company purchased a water truck for $35,759 cash. In October 2011, the Company's water truck was placed in service pursuant to a lease arrangement with an unaffiliated third party.  The lease requires the lessee to pay the Company $2,500 per month plus 10% of the revenue collected by the lessee from its use or sublease of the truck. The lease is for a term of two years and the lessee has the option to purchase the truck at the end of the lease term for 75% of the Company's purchase price.  During the year ended September 30, 2012, the Company terminated the lease and wrote off the lease income receivable of $5,616 as bad debt expense due to the lessee’s cash flow problems.

The Company calculated the depreciation of the truck using straight-line method with a useful life of three years. For the three months ended December 31, 2012, the Company recorded depreciation expense of $2,980.

On December 31, 2012, the Company entered into an agreement with a third party to sell the water truck for a cash amount of $25,000 and recorded a loss on disposal of $408 and a receivable of $21,316, net of a replacement cost of tires of $3,684. The Company received cash of $21,316 as full payment of the sale on January 3, 2013.

4. Oil and Gas Properties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $18,750 cash.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

4. Oil and Gas Properties (continued)

In October 2011, West Texas Royalties, Inc., the operator of the Company's Eastland County prospect began drilling and fracturing operations at the initial well and the Company made additional investment of $83,373 and $43,750 in November 2011 and March 2012, respectively. As of December 31, 2012, no revenue has yet to be derived from the wells the Company has an interest in and the total amount of the investment was $145,873 and the investment payable was $18,750. The Company had a payable balance of $18,750 to West Texas Royalties as of December 31, 2012.

5. Shareholders’ Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value of $0.001, and 10,000,000 shares of preferred stock, par value of $0.001.

Commencing on January 24, 2011, the Company began the sale of up to 2,000,000 shares of its common stock at $.25 per share in a private placement.  During fiscal 2011, the Company sold 962,000 shares for gross proceeds of $240,500. No commissions were incurred with respect to these sales of stock.

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

On November 29, 2012, the Company entered into a subscription agreement with an existing shareholder to sell 100,000 shares of the Company’s common stock at $0.50 per share. Pursuant to the agreement, the $38,000 recorded as shareholder advances as of October 31, 2012 were converted into 76,000 shares and the balance of the subscription price in the amount of $12,000 was received upon signing of the subscription agreement.

On December 20, 2012, the Company entered into a subscription agreement with another accredited investor to sell 10,000 shares of the Company’s common stock at $0.50 per share. The total amount of $5,000 was received upon signing of the subscription agreement.

As of December 31, 2012, the total of 110,000 shares under the above agreements had not been issued. As a result, the Company recorded common stocks issuable of $55,000 at December 31, 2012.

As of December 31, 2012, the Company had 13,106,500 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

December 31, 2012

5. Shareholders’ Equity (continued)

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

The following assumptions were used in the fair value method calculation:

•	Volatility: 83%
•	Risk free rate of return: 1%
•	Expected term: 5 years

The following information applies to all options outstanding at December 31, 2012:

•	Weighted average exercise price: $0.25
•	Options outstanding and exercisable: 400,000
•	Average remaining life: 3.75 years

6. Subsequent Events

Events subsequent to December 31, 2012 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.   The following events occurred since December 31, 2012:

•	In January 2013, the Company entered into subscription agreements with various accredited investors to sell 140,000 shares of the Company’s common stock at $0.50 per share. Total amount of $70,000 was received upon signing of the subscription agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on January 14, 2013 and our subsequently filed periodic reports, which discuss our business in greater detail.

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

Financial Condition

As of December 31, 2012, we had total assets of $168,034 and negative working capital of $(87,915).  As noted above, we believe that we may need up to $1,000,000 of additional capital in order to fund our continued participation in the Eastland County prospect, assuming the operator decides to reenter and fracture stimulate the C.M. Knott #1 and drill four new wells.  As of the date of this report, we do not have sufficient capital to fund our interest in the further exploration or development of the Eastland County prospect.  If we are unable to fund our current 31.25% working interest in the further development of the Eastland County prospect, we will be forced to accept a reduced interest in any production resulting from the further development of the prospect. In November 2012, we commenced the private placement sale of our common shares at the offering price of $0.50 per share. As of the date of this report, we have sold a total of 250,000 common shares for the gross proceeds of $125,000, which amount includes the conversion of $38,000 of advances previously provided to us.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2012.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2012, we commenced the private placement sale of our common stock at the offering price of $0.50 per share.  As of the date of this report, we have sold 250,000 shares of common stock to four parties for the gross proceeds of $125,000, which amount includes the conversion of $38,000 of advances previously provided to us. The issuances were exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 there under.  All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act.   The offering was conducted by our management.  No sales commissions or finders’ fees were paid by us or anyone else.

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

WEST TEXAS RESOURCES, INC.
(Registrant)

Date:	February 19, 2013	By:	/s/ Stephen E. Jones
Stephen E. Jones
		Its:	President and Chief Executive Officer

Date:	February 19, 2013	By:	/s/ John D. Kerr
John D. Kerr
		Its:	Chief Financial Officer

