Form 10-Q
period 2013-03-31
West Texas Resources, Inc.
filed 2013-05-17
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 17, 2013, 13,391,200 shares of the common stock of West Texas Resources, Inc. were outstanding.

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

West Texas Resources, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$25,479	$8,611

Total Current Assets	25,479	8,611

Oil and gas properties, using successful effort accounting	127,123	145,873

Equipment - water truck, net	–	24,704

TOTAL ASSETS	$152,602	$179,188

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Payroll liabilities	$4,086	$3,857
Investment Payable	–	18,750
Shareholder Advances	–	35,000
Other payables	63,362	64,096
Total Current Liabilities	67,448	121,703

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,391,200 and 13,106,500 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	13,391	13,106
Additional paid-in capital	434,861	292,796
Accumulated deficit	(363,098)	(248,417)
Total Shareholders' Equity	85,154	57,485

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$152,602	$179,188

See accompanying notes to these financial statements

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Cumulative from Inception (December 9, 2010) to March 31,
	2013	2012	2013	2012	2013

General and administrative expenses	$55,297	$35,426	$106,436	$65,742	$357,385
Operating Loss	(55,297)	(35,426)	(106,436)	(65,742)	(357,385)

Other income (expenses)
Lease income	–	10,016	–	19,203	19,203
Bad debt expense	–	–	–	–	(5,616)
Depreciation expense	–	(2,980)	(2,980)	(5,096)	(14,035)
Loss on disposal of fixed asset	(4,858)	–	(5,265)	–	(5,265)
Loss Before Income Taxes	(60,155)	(28,390)	(114,681)	(51,635)	(363,098)

Income taxes	–	–	–	–	–
Net Loss	$(60,155)	$(28,390)	$(114,681)	$(51,635)	$(363,098)

Loss per share
Basic and diluted weighted average number of common shares outstanding	13,122,317	13,106,500	13,114,321	13,106,500

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to these financial statements

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY

From Inception (December 9, 2010) to March 31, 2013

	Common Stock		Options	Additional	Common	Earnings (Loss) Accumulated During the	Total
	Number		Number	Paid-in	Stock	Development	Shareholders'
	of Shares	Amount	of Options	Capital	Issuable	Stage	Equity
Initial capitalization	12,144,500	$12,144	–	$(12,144)	$–	$–	$–
Issuance of common stock for cash	962,000	962	–	239,538	–		240,500
Issuance of options for services			400,000				–
Stock compensation				65,402	–		65,402
Net loss						(82,047)	(82,047)
Balance, September 30, 2011	13,106,500	$13,106	400,000	$292,796	$–	$(82,047)	$223,855
Net loss						(166,370)	(166,370)
Balance, September 30, 2012	13,106,500	$13,106	400,000	$292,796	$–	$(248,417)	$57,485
Issuance of common stock for cash	202,700	203		101,147	–		101,350
Conversion of shareholder advances to common stock	82,000	82		40,918			41,000
Net loss						(114,681)	(114,681)
Balance, March 31, 2013 (Unaudited)	13,391,200	$13,391	400,000	$434,861	$–	$(363,098)	$85,154

See accompanying notes to these financial statements

West Texas Resources, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,		Cumulative from Inception (December 9, 2010) to March 31,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(114,681)	$(51,635)	$(363,098)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	–	–	65,402
Depreciation expense	2,980	5,096	14,035
Loss on disposal of fixed asset	5,265		5,265
Bad debt expense	–	–	5,616
Changes in operating assets and liabilities:
Other receivables	–	(10,016)	(5,616)
Payroll liabilities	229	3,857	4,086
Other payables	(733)	9,366	63,363

Net cash used in operating activities	(106,940)	(43,332)	(210,947)

Cash flows from investing activities
Investment - West Texas Royalties	–	(83,373)	(127,123)
Purchase of water truck	–	–	(35,759)
Net proceeds from sale of water truck	16,458	–	16,458

Net cash provided by (used in) investing activities	16,458	(83,373)	(146,424)

Cash flows from financing activities
Proceeds from sale of common stock	101,350	–	341,850
Shareholder Advances	6,000	–	41,000

Net cash from financing activities	107,350	–	382,850

Net increase (decrease) in cash	16,868	(126,705)	25,479

Cash, beginning of period	8,611	169,346	–

Cash, end of period	$25,479	$42,641	$25,479

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$41,000	$–	$41,000

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

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

Liquidity and management’s plans

The Company has not generated any revenues from oil and gas exploration and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in investigation and exploration of oil and gas properties. The Company incurred a net loss of $114,681 during the six months ended March 31, 2013 and a net loss of $363,098 from inception to March 31, 2013. Also, the Company had a cash balance of $25,479, a working capital deficit of $41,969 and a stockholders’ equity of $85,154 at March 31, 2013.

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

March 31, 2013

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. The Company believes there has been no impairment of the value of such assets at March 31, 2013.

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

March 31, 2013

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

Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from 2010 to the present, generally for three years after they are filed.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended March 31, 2013, all common stock equivalents were anti-dilutive.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

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

As of March 31, 2013, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The implementation of the standard did not have a significant impact on the Company’s financial statements.

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

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

On December 31, 2012, the Company entered into an agreement with a third party to sell the water truck for a cash amount of $25,000 and recorded a receivable of $21,316, net of a replacement cost of tires of $3,684. The Company received cash of $21,316 as full payment of the sale on January 3, 2013. In addition, the Company paid $4,858 title fees and commission for selling the water truck in January 2013. For the six months ended March 31, 2013, the Company recorded loss on disposal of fixed asset of $5,265.

4.	Oil and Gas Properties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $127,123 cash.

In October 2011, West Texas Royalties, Inc., the operator of the Company's Eastland County prospect began drilling and fracturing operations. As of March 31, 2013, no revenue has yet to be derived from the wells.

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

WEST TEXAS RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

5.	Shareholders’ Equity (continued)

On November 29, 2012 and January 10, 2013, the Company entered into subscription agreements with an existing shareholder to sell 140,000 shares of the Company’s common stock at $0.50 per share. Pursuant to the agreement, $41,000 of shareholder advances were converted into 82,000 shares and the balance of the subscription price in the amount of $29,000 were received upon signing of the subscription agreements.

During the six months ended March 31, 2013, the Company entered into various subscription agreements with accredited investors to sell 144,700 shares of the Company’s common stock at $0.50 per share. The total amount of $72,350 was received upon signing of the subscription agreements.

As of March 31, 2013, the Company had 13,391,200 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

The following assumptions were used in the fair value method calculation:

•	Volatility: 83%

•	Risk free rate of return: 1%

•	Expected term: 5 years

The following information applies to all options outstanding at March 31, 2013:

•	Weighted average exercise price: $0.25

•	Options outstanding and exercisable: 400,000

•	Average remaining life: 3.50 years

6.	Subsequent Events

Events subsequent to March 31, 2013 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.   Management found no other subsequent events that should be disclosed.

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

General

We were formed under the laws of Nevada on December 9, 2010 for the purpose of oil and gas exploration and development in North America.  From inception to date, our activities have focused on the raising of capital and the investigation of oil and gas properties.  As of the date of this report, we have incurred no revenue from oil and gas exploration, however we have received revenue from our lease of a water trailer.  In August 2011, we acquired a water trailer for use in hauling water to and from oil and gas drilling sites.   Our purchase price was $35,759.  Between October 2011 and June 2012, we placed the trailer into service and received a total of $19,203 in revenue from our water trailer. In December 2012, we sold the trailer for a cash payment of $25,000, less various selling expenses of $8,542.

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. The operator of the Eastland County prospect is West Texas Royalties, Inc., of Plainview, Texas, an unaffiliated third party.  The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights.  In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011.  In January 2012, GasFrac, Inc., of Kilgore, Texas, conducted the fracture stimulation of the Rutherford #1. In February 2013, the operator placed a pump jack on the Rutherford #1 well, however no meaningful revenue has been derived from the well to date.

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

Financial Condition

As of March 31, 2013, we had total assets of $152,602 and negative working capital of $(41,969). As noted above, we believe that we may need up to $1,000,000 of additional capital in order to fund our continued participation in the Eastland County prospect, assuming the operator decides to reenter and fracture stimulate the C.M. Knott #1 and drill four new wells.  As of the date of this report, we do not have sufficient capital to fund our interest in the further exploration or development of the Eastland County prospect.  If we are unable to fund our current 31.25% working interest in the further development of the Eastland County prospect, we will be forced to accept a reduced interest in any production resulting from the further development of the prospect. In November 2012, we commenced the private placement sale of our common shares at the offering price of $0.50 per share. As of the date of this report, we have sold a total of 284,700 common shares for the gross proceeds of $142,350, which amount includes the conversion of $41,000 of advances previously provided to us.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2012, we commenced the private placement sale of our common stock at the offering price of $0.50 per share.  As of the date of this report, we have sold 284,700 shares of common stock to 13 parties for the gross proceeds of $142,350, which amount includes the conversion of $41,000 of advances previously provided to us. The issuances were exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 there under.  All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act.   The offering was conducted by our management.  No sales commissions or finders’ fees were paid by us or anyone else.

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

WEST TEXAS RESOURCES, INC.
(Registrant)

Date:	May 17, 2013	By:	/s/ Stephen E. Jones
Stephen E. Jones
		Its:	President and Chief Executive Officer

Date:	May 17, 2013	By:	/s/ John D. Kerr
John D. Kerr
		Its:	Chief Financial Officer

