Form 10-Q
period 2013-06-30
West Texas Resources, Inc.
filed 2013-08-19
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 19, 2013, 13,902,200 shares of the common stock of West Texas Resources, Inc. were outstanding.

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Cash Flows	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General	11

	Plan of Operations	12

	Financial Condition	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits	14

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

Balance Sheets

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$75,376	$8,611
Accounts receivable	127,705
Total Current Assets	203,081	8,611

Oil and gas properties, using successful effort accounting	721,650	145,873
Equipment - water truck, net	–	24,704

TOTAL ASSETS	$924,731	$179,188
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Investment payable	$702,900	$18,750
Asset retirement obligation	10,000	–
Shareholder advances	–	35,000
Other	67,742	67,953
Total Current Liabilities	780,642	121,703

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,543,200 and 13,106,500 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	13,543	13,106
Additional paid-in capital	510,709	292,796
Accumulated deficit	(380,163)	(248,417)
Total Shareholders' Equity	144,089	57,485

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$924,731	$179,188

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012

Revenues
Oil and gas sales	$127,705	$0	$127,705	$0

General and administrative expenses	(26,397)	(27,631)	(132,833)	(93,373)

Operating income/(loss)	101,308	(27,631)	(5,128)	(93,373)

Other income (expenses)
Lease income	–	–	–	19,203
Bad debt expense	–	(5,616)	–	(5,616)
Depreciation expense	–	(2,980)	(2,980)	(8,076)
Loss on disposal of equipment	–	–	(5,265)	–
Asset retirement expense	(10,000)	–	(10,000)	–
Impairment loss on investment	(108,373)	–	(108,373)	–

	(118,373)	(8,596)	(126,618)	5,511

Loss Before Income Taxes	(17,065)	(36,227)	(131,746)	(87,862)

Income taxes	–	–	–	–
Net Loss	$(17,065)	$(36,227)	$(131,746)	$(87,862)

Loss per share
Basic and diluted weighted average number of common shares outstanding	13,397,000	13,106,500	13,207,500	13,106,500

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(131,746)	$(87,862)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	–	–
Depreciation expense	2,980	8,076
Loss on disposal of equipment	5,265	–
Asset retirement expense	10,000
Impairment loss on investment	108,373
Bad debt expense	–	5,616
Changes in operating assets and liabilities:
Receivables	(127,705)	(5,616)
Investment payable	702,900	–
Other payables	(210)	15,368

Net cash used in operating activities	569,857	(64,418)

Cash flows from investing activities
Investments	(702,900)	(108,374)
Purchase of water truck	–	–
Net proceeds from sale of water truck	16,458	–

Net cash provided by (used in) investing activities	(686,442)	(108,374)

Cash flows from financing activities
Proceeds from sale of common stock	177,350	–
Shareholder Advances	6,000	10,000

Net cash from financing activities	183,350	10,000

Net increase (decrease) in cash	66,765	(162,792)

Cash, beginning of period	8,611	169,346

Cash, end of period	$75,376	$6,554

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$41,000	$–

See accompanying notes to these financial statements.

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

1.	Organization and Summary of Significant Accounting Policies

Organization and business

Texas Resources Energy, Inc. (“TREI”) was incorporated under the laws of Nevada on December 9, 2010, as a wholly-owned subsidiary of Russian Resources Energy, Inc., a Texas corporation (“RREI”), and then spun off to the shareholders of RRIE on the same date. On June 30, 2011, TREI changed its name to West Texas Resources, Inc. (the “Company”). The Company is engaged in the acquisition, exploration and development of oil and gas properties in North America.

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

Liquidity and management’s plans

The Company’s ability to generate revenue primarily depends on its success in investigation and exploration of oil and gas properties.  The Company incurred a net loss of $131,746 during the nine months ended June 30, 2013 and a net loss of $380,163 from inception to June 30, 2013. Also, the Company had a cash balance of $75,376, a working capital deficit of $577,561 and a stockholders’ equity of $144,089 at June 30, 2013.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. During the three months ended June 30, 2013, the Company determined that the investment in its oil and gas properties was impaired due to unsuccessful fracking process. Accordingly, the Company recorded impairment loss of $108,373 to write off the capitalized fracking costs.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the nine months ended June 30, 2013, all common stock equivalents were anti-dilutive.

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

As of June 30, 2013, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

2.	Equipment

In August 2011, the Company purchased a water truck for $35,759 cash. In October 2011, the Company's water truck was placed in service pursuant to a lease arrangement with an unaffiliated third party.  The lease requires the lessee to pay the Company $2,500 per month plus 10% of the revenue collected by the lessee from its use or sublease of the truck. The lease is for a term of two years and the lessee has the option to purchase the truck at the end of the lease term for 75% of the Company's purchase price.  During the year ended September 30, 2012, the Company terminated the lease and wrote off the lease income receivable of $5,616 as bad debt expense due to the lessee’s cash flow problems. In January 2013. the Company sold the water truck for net proceeds of $16,458 and recorded a loss on disposal of equipment of $5,265.

3.	Oil and Gas Properties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $127,123 cash.

In October 2011, West Texas Royalties, Inc., the operator of the Company's Eastland County prospect began drilling and fracturing operations.

As of June 30, 2013, no revenue has yet to be derived from the wells. During the three months ended June 30, 2013, the Company determined that its investment in this oil and gas property was impaired due to the unsuccessful fracking process. Accordingly, the Company recorded an impairment loss of $108,373 to write off the capitalized fracking costs. In addition, the Company determined and recorded its share of the asset retirement obligation of $10,000 at June 30, 2013.

Effective April 1, 2013, the Company acquired a 7.24625% working interest in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, for a total consideration of $702,900. The Port Hudson field has three producing wells with estimated total remaining recoverable proved developed producing reserves of 294,000 bbls and 229,000 bbls of proven developed behind pipes reserves. The wells are currently producing approximately 290 bbls per day. The Company’s working interest is subject to certain overriding royalty interests, subject to which it has a 5.65158% net revenue interest in the Port Hudson Field.

The entire purchase consideration of $702,900 was paid in July and August 2013.

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

On November 29, 2012 and January 10, 2013, the Company entered into subscription agreements with its majority shareholder whereby the shareholder converted $41,000 he advanced to the Company into 82,000 common shares and purchased an additional 58,000 common shares for $29,000 cash.

During the six months ended March 31, 2013, the Company entered into various subscription agreements with accredited investors to sell 144,700 shares of its common stock at $0.50 per share. The total consideration of $72,350 was received upon signing of the subscription agreements.

During the three months ended June 30, 2013, the Company entered into various subscription agreements with accredited investors to sell 152,000 shares of its common stock at $0.50 per share. The total consideration of $76,000 was received upon signing of the subscription agreements.

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

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

4.	Shareholders’ Equity (continued)

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

The following assumptions were used in the fair value method calculation:

•	Volatility: 83%

•	Risk free rate of return: 1%

•	Expected term: 5 years

The following information applies to all options outstanding at June 30, 2013:

•	Weighted average exercise price: $0.25

•	Options outstanding and exercisable: 400,000

•	Average remaining life: 3.25 years

5.	Subsequent Events

Events subsequent to June 30, 2013 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. The following events occurred since June 30, 2013:

•	In July 2013, the Company entered into various subscription agreements with accredited investors to sell 359,000 shares of its common stock at $0.50 per share. The total amount of $179,500 was received upon signing of the subscription agreements.

•	On August 14, 2013, we entered into a loan agreement with our majority shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned us $417,762, the proceeds of which were used to partially finance our acquisition of the Port Hudson interest. The loan bears interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest are payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. Our obligations under the loan are secured by our working interest in the Port Hudson field.

•	On August 16, 2013, the Company entered into an agreement with Enovation Resources, LLC to purchase a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana. The Company’s purchase price for the working interest is $50,000, payable on August 28, 2013.

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

General

We were formed under the laws of Nevada on December 9, 2010 for the purpose of oil and gas exploration and development in North America. We commenced revenue producing oil and gas operations during the three month period ended June 30, 2013.

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights.  In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011.  In January 2012, a third party conducted the fracture stimulation of the Rutherford #1. In February 2013, the operator placed a pump jack on the Rutherford #1 well, however no meaningful revenue has been derived from the well to date. During the three months ended June 30, 2013, we determined that our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation. Accordingly, we recorded an impairment loss of $108,373 to write off the capitalized fracture stimulation costs. We do not expect that the impairment charge will trigger any future cash expenditures.

Effective April 1, 2013, we acquired a 7.24625% working interest (5.65158% net revenue interest) in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, from Wells Fargo Energy Capital, Inc. for total consideration of $702,900. The Port Hudson field has three producing wells that have produced a total of 1.1 million bbls to date with estimated total remaining recoverable proved developed producing reserves of 294,000 bbls, and 229,000 bbls of proven developed behind pipe reserves and are currently producing approximately 290 bbls per day. The entire purchase consideration was paid in July and August 2013.

On August 14, 2013, we entered into a loan agreement with our majority shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned us $417,762, the proceeds of which were used to partially finance our acquisition of the Port Hudson interest. The loan bears interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest are payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. Our obligations under the loan are secured by our working interest in the Port Hudson field.

On August 16, 2013, we entered into an agreement with Enovation Resources, LLC to purchase a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana. Our purchase price for the working interest is $50,000, payable on August 28, 2013.

Results of Operations

We commenced revenue producing oil and gas operations during the three month period ended June 30, 2013. For the three month and nine month periods ended June 30, 2013, we had $127,705 of revenue, all of which was oil and gas sales derived from our working interest in the Port Hudson field which we acquired effective as of April 1, 2013. For the three month and nine month periods ended June 30, 2013, we incurred a net loss ($17,065) and ($131,746), respectively. Our net loss for the periods ended June 30, 2013 included a non-cash impairment charge of $108,373, which is described above.

As more fully described below, and subject to our receipt of additional capital, our plan of operations over the next 12 months is to pursue the acquisition of additional oil and natural gas interests in North America.

At the present time, we have two employees, our chief executive officer and chief financial officer, Stephen Jones and John Kerr, respectively, neither of whom has any experience in the oil and gas exploration and development business other than as private investors. In connection with our acquisition of the Port Hudson interest, we entered into a consulting agreement with F. Scott Haire pursuant to which he agreed to assist us in completing the acquisition of the project. We are currently in negotiations with Mr. Haire for him to become our president and chief executive officer.

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

Financial Condition

As of June 30, 2013, we had total assets of $924,731 and negative working capital of $(577,561). During the quarter ended on June 30, 2013, we commenced the private placement sale of our common shares at the offering price of $0.50 per share in order to fund our acquisition of the interest in the Port Hudson field. As of the date of this report, we have sold a total of 511,000 common shares for the gross proceeds of $255,500. In addition, and as described above, our principal shareholder, Gary Bryant, loaned us a total of $417,762 subsequent to June 30, 213 for purposes of financing a portion of the Port Hudson acquisition. The loan bears interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest are payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. Our obligations under the loan are secured by our working interest in the Port Hudson field.

Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have no history of generating cash from oil and gas operations.  We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013, we commenced the private placement sale of our common stock at the offering price of $0.50 per share.  As of the date of this report, we have sold 511,000 shares of common stock to 22 parties for the gross proceeds of $255,500. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under.  All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act.   The offering was conducted by our management.  No sales commissions or finders’ fees were paid by us or anyone else.

Item 6.  Exhibits

Exhibit No.	Description	Method of Filing

10.1	Letter Agreement dated July 3, 2013 between the Registrant and Wells Fargo Energy Capital, Inc.	Filed electronically herewith

10.2	Letter Agreement dated August 1, 2013 between Registrant and Gulfex Resources, LLC	Filed electronically herewith

10.3	Loan Agreement dated August 14, 2013 between Registrant and Gary Bryant	Filed electronically herewith

10.4	Promissory Note dated August 14, 2013 made by Registrant in favor of Gary Bryant	Filed electronically herewith

10.5	Letter Agreement dated August 16, 2013 between Registrant and Enovation Resources LLC.	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

WEST TEXAS RESOURCES, INC.

Date:	August 19 , 2013	By:	/s/ Stephen E. Jones
Stephen E. Jones
		Its:	President and Chief Executive Officer

Date:	August 19, 2013	By:	/s/ John D. Kerr
John D. Kerr
		Its:	Chief Financial Officer

