Form 10-K
period 2013-09-30
West Texas Resources, Inc.
filed 2014-01-14
CIK 1518985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,655,650.

The number of shares of the registrant’s common stock outstanding as of January 10, 2014 was 14,079,400.

i

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

PART I

Item 1.     Business

Overview

West Texas Resources, Inc. (the “company” or “we”) was incorporated under the laws of Nevada on December 9, 2010.  We are engaged in the business of oil and gas exploration and development in North America.  From inception to date, our activities have focused on the raising of capital and the investigation and acquisition of our initial oil and gas properties.  We commenced revenue producing oil and gas operations effective as of April 1, 2013.

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

At the present time, we have two employees, our chief executive officer and chief financial officer, Stephen Jones and John Kerr, respectively, each of whom has limited experience in the oil and gas exploration and development business. Subject to our receipt of significant additional capital, we intend to hire senior management and staff with experience in oil and gas exploration and development.  Until such time, we intend to pursue an operating strategy that is based on our participation in exploration prospects as a non-operator.  Based on that strategy, we intend to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise.  We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition on our behalf.  In each case, we expect that the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the operator’s data and studies for purposes of advising us of the merits of each potential acquisition.

Oil and Gas Interests

September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum In level required to maintain the lease rights. In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011. In January 2012, a third party conducted the fracture stimulation of the Rutherford #1. In February 2013, the operator placed a pump jack on the Rutherford #1 well, however no meaningful revenue has been derived from the well to date. During the three months ended June 30, 2013, we determined that our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation of the Rutherford #1. Accordingly, we recorded an impairment loss of $108,373 to write off the capitalized fracture stimulation costs. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

In August 2013, we acquired a 7.24625% working interest (5.65158% net revenue interest) in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, from Wells Fargo Energy Capital, Inc. for total consideration of $702,900. Our acquisition of the Port Hudson working interest was effective as of April 1, 2013. Accordingly, we have received revenue from the Port Hudson working interest commencing on April 1, 2013. The Port Hudson field has three producing wells that have produced a total of 1.1 million bbls to date with estimated total remaining recoverable proved developed producing reserves of 294,000 bbls, and 229,000 bbls of proven developed behind pipe reserves and are currently producing approximately 290 bbls per day. The operator of the Port Hudson field has no current plans for the further development of the field.

In September 2013, we acquired a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana, from Enovation Resources, LLC for total consideration of $50,000. Concurrent with our purchase of the working interest, we also paid the operator $230,459 as our allocable share of the expenses associated with the West Cam 225 property. As of September 30, 2013, the West Cameron 225 field has proven reserves of 10.7 bcf of gas and 16.3 mbc or 1.8 million net equivalent bbls (130,000 net equivalent bbls net to West Texas Resources) and has two producing wells, the #7 and the D-1, that were previously shut-in and waiting on a sales pipeline connection. The pipeline was recently completed and tested and now the two wells are expected to come online at a combined rate of 2 mmcfd (200 mcfd net to the West Texas Resources). The operator presently intends to perform a dual recompletion on the D-1 well in the first half of 2014, at which time the two wells are expected to produce 7.5 mmcfd (750 mcfd net to West Texas Resources).

In addition to our participation in any continued development of the West Cam 225 property, and subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America.  However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Marketing and Pricing

We derive revenue principally from the sale of oil and natural gas. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil and natural gas.  Our operating partners sell our oil and natural gas on the open market at prevailing market prices. The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.

Price decreases would adversely affect our revenues, profits and the value of our proved reserves. Historically, the prices received for oil and natural gas have fluctuated widely.  Among the factors that can cause these fluctuations are:

•	The domestic and foreign supply of natural gas and oil

•	Overall economic conditions

•	The level of consumer product demand

•	Weather conditions

•	The price and availability of competitive fuels such as heating oil and coal

•	Political conditions in the Middle East and other natural gas and oil producing regions

•	The level of oil and natural gas imports

•	Domestic and foreign governmental regulations

•	Potential price controls

We may enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas.  Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

•	There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received

•	Our production and/or sales of natural gas are less than expected

•	Payments owed under derivative hedging contracts typically come due prior to receipt of the hedged month’s production revenue

•	The other party to the hedging contract defaults on its contract obligations

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

Hydraulic Fracturing.  We expect to participate in exploration and drilling projects that seek to recover oil and natural gas through the use of hydraulic fracturing.  Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions.  However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices.   Also, legislation has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  For instance, in June 2011, Texas adopted a law that requires disclosure to the Railroad Commission of Texas of the additives and other chemicals contained in hydraulic fracturing fluids used in the state, subject to certain trade secret protections.  If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the Texas state level, such legal requirements could make it more difficult or costly for our operating partners to perform fracturing to stimulate production in the play and thereby affect the determination of whether a well is commercially viable.  In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil or natural gas and natural gas liquids that our operating partners are ultimately able to produce in commercial quantities from our oil and gas properties.

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

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

bbl. Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

bcf. Billion cubic feet of natural gas.

boe. Barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

boe/d. boe per day.

Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate. Hydrocarbons which are in the gaseous state under reservoir conditions and which become liquid when temperature or pressure is reduced. A mixture of pentanes and higher hydrocarbons.

Development well. A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Drilling locations. Total gross locations specifically quantified by management to be included in the Company’s multi-year drilling activities on existing acreage. The Company’s actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

Dry hole. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Formation. An identifiable layer of rocks named after its geographical location and dominant rock type.

Fracture or fracturing. Hydraulic fracturing, a common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production.

Lease. A legal contract that specifies the terms of the business relationship between an energy company and a landowner or mineral rights holder on a particular tract of land and typically grants to the energy company a fee simple determinable estate in the minerals.

Leasehold. Mineral rights leased in a certain area to form a project area.

mbbls. Thousand barrels of crude oil or other liquid hydrocarbons.

mboe. Thousand barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids mcf. Thousand cubic feet of natural gas.

mcfe. Thousand cubic feet equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mmbbls. Million barrels of crude oil or other liquid hydrocarbons.

mmboe. Million barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mmbtu. Million British Thermal Units.

mmcf. Million cubic feet of natural gas.

Net acres, net wells, or net reserves. The sum of the fractional working interest owned in gross acres, gross wells, or gross reserves, as the case may be.

ngl. Natural gas liquids, or liquid hydrocarbons found in association with natural gas.

Overriding royalty interest. Is similar to a basic royalty interest except that it is created out of the working interest. For example, an operator possesses a standard lease providing for a basic royalty to the lessor or mineral rights owner of 1/8 of 8/8. This then entitles the operator to retain 7/8 of the total oil and natural gas produced. The 7/8 in this case is the 100% working interest the operator owns. This operator may assign his working interest to another operator subject to a retained 1/8 overriding royalty. This would then result in a basic royalty of 1/8, an overriding royalty of 1/8 and a working interest of 3/4. Overriding royalty interest owners have no obligation or responsibility for developing and operating the property. The only expenses borne by the overriding royalty owner are a share of the production or severance taxes and sometimes costs incurred to make the oil or gas salable.

Plugging and abandonment. Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Present value of future net revenues (PV-10). The present value of estimated future revenues to be generated from the production of proved reserves, before income taxes, of proved reserves calculated in accordance with Financial Accounting Standards Board guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such a general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

Production. Natural resources, such as oil or gas, taken out of the ground.

Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i)	Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
(ii)	Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
(iii)	Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilscnite, and other such sources.

Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Productive well. A well that is found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Project. A targeted development area where it is probable that oil or natural gas can be produced from new wells.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Recompletion. The process of re-entering an existing well bore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

Reserves. Oil, natural gas and gas liquids thought to be accumulated in known reservoirs.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible nature gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Secondary Recovery. A recovery process that uses mechanisms other than the natural pressure of the reservoir, such as gas injection or water flooding, to produce residual oil and natural gas remaining after the primary recovery phase.

Shut-in. A well that has been capped (having the valves locked shut) for an undetermined amount of time. This could be for additional testing, could be to wait for pipeline or processing facility, or a number of other reasons.

Standardized measure. The present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

Successful. A well is determined to be successful if it is producing oil or natural gas, or awaiting hookup, but not abandoned or plugged.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Water flood. A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil and enhance hydrocarbon recovery.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

Item 1A.     Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

We are an early stage company and have limited assets. We were formed in 2010 and commenced revenue producing oil and gas operations effective as of April 1, 2013. As an early stage company, we are subject to all risks inherent in a new venture. The likelihood of our success must be considered in light of problems, expenses, complications and delays frequently encountered in connection with the development of a new business.  We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. As of September 30, 2013, we had total current assets of $185,580 and a working capital deficit of $(64,424). We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, as of the date of this report, we have no commitments for the sale of our securities or our acquisition of additional capital through any other means nor can there be any assurance that any funds will be available on commercially reasonable terms, if at all.

Our management has limited experience in operating an oil and gas business.  At the present time, we have two employees, our chief executive officer and our chief financial officer, Stephen Jones and John Kerr, respectively, who also serve as the sole members of our board of directors.  Mr. Jones and Mr. Kerr each has limited experience in the oil and gas business. We intend to expand our management team and board of directors with personnel who have experience in the oil and gas business, however we have no agreements or understandings in place as of the date of this report concerning the appointment of any additional officers or directors.  We do not expect to be able to attract senior management or directors with significant oil and gas experience until such time as we raise significant additional capital.   Until such time, if ever, as we do, the success of our company will be dependent on the decisions and actions undertaken by Mr. Jones and Mr. Kerr.

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. At the present time, we have two employees, our chief executive officer and our chief financial officer, Stephen Jones and John Kerr, respectively.  We have developed an operating strategy that is based on our participation in exploration prospects in North America as a non-operator for the foreseeable future.  We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.  We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  As a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil.   Our dependence on third party consultants, service providers and operators creates a number of risks, including but not limited to:

•	the possibility that such third parties may not be available to us as and when needed; and

•	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

Our estimated reserves of oil and gas are based on our internal analysis and have not been prepared or reviewed by independent oil and gas engineers. We acquired our initial working interests in developed oil and gas properties, the Port Hudson field and the West Cam 225 field, in August and September 2013, respectively. To date, we have not retained an independent oil and gas engineering firm to audit the proven reserves associated with those properties. While we have undertaken an internal analysis of the proven reserves associated with both properties using data we consider to be relevant and reasonably reliable, we have not undertaken all of the procedures or used all of the technologies or techniques that an independent oil and gas engineering firm might use in auditing our oil and gas reserves. There can be no assurance that an independent audit of or oil and gas reserves would conclude that our oil and gas reserves are materially lower than our internal estimates.

Our estimated reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves. Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves and future production. It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas and prices, future production levels and operating and development costs. In estimating our level of oil and natural gas reserves, we make certain assumptions that may prove to be incorrect, including assumptions relating to:

•	the level of oil and natural gas prices;
•	future production levels;
•	capital expenditures;
•	operating and development costs;
•	the effects of regulation;
•	the accuracy and reliability of the underlying engineering and geologic data; and
•	the availability of funds.

If these assumptions prove to be incorrect, our estimates of our reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated reserves could change significantly. Moreover, the variability is likely to be higher for probable and possible reserve estimates.

Our standardized measure is calculated using unhedged oil, natural gas and NGL prices and is determined in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production. The reserve estimates we make for wells or fields that do not have a lengthy production history are less reliable than estimates for wells or fields with lengthy production histories. A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates and the timing of development expenditures.

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

Our industry is highly competitive which may adversely affect our performance, including our ability to participate in ready to drill prospects. Oil and gas exploration and development companies  operate in a highly competitive environment.  In addition to capital, the principal resources necessary for the exploration and production of oil and natural gas are:

•	leasehold prospects under which oil and natural gas reserves may be discovered;
•	drilling rigs and related equipment to explore for such reserves; and
•	knowledgeable personnel to conduct all phases of oil and natural gas operations.

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

For oil, from 2007 through December 2013, the highest monthly NYMEX settled price was $140.00 per bbl and the lowest was $41.68 per bbl. For natural gas, from 2007 through December 2013, the highest monthly NYMEX settled price was $13.35 per mmbtu and the lowest was $2.04 per mmbtu.  In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

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

Oil and Gas Interests

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights. In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011. In January 2012, a third party conducted the fracture stimulation of the Rutherford #1. In February 2013, the operator placed a pump jack on the Rutherford #1 well, however no meaningful revenue has been derived from the well to date. During the three months ended June 30, 2013, we determined that our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation of the Rutherford #1. Accordingly, we recorded an impairment loss of $108,373 to write off the capitalized fracture stimulation costs. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

In August 2013, we acquired a 7.24625% working interest (5.65158% net revenue interest) in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, from Wells Fargo Energy Capital, Inc. for total consideration of $702,900. Our acquisition of the Port Hudson working interest was effective as of April 1, 2013. Accordingly, we have received revenue from the Port Hudson working interest commencing on April 1, 2013. The Port Hudson field has three producing wells that have produced a total of 1.1 million bbls to date with estimated total remaining recoverable proved developed producing reserves of 294,000 bbls, and 229,000 bbls of proven developed behind pipe reserves and are currently producing approximately 290 bbls per day. The operator of the Port Hudson field has no current plans for the further development of the property.

In September 2013, we acquired a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana, from Enovation Resources, LLC for total consideration of $50,000. Concurrent with our purchase of the working interest, we also paid the operator $230,459 as our allocable share of the expenses associated with the West Cam 225 property. As of September 30, 2013, the West Cameron 225 field has proven reserves of 10.7 bcf of gas and 16.3 mbc or 1.8 million net equivalent bbls (130,000 net equivalent bbls net to West Texas Resources) and has two producing wells, the #7 and the D-1, that were previously shut-in and waiting on a sales pipeline connection. The pipeline was recently completed and tested and now the two wells are expected to come online at a combined rate of 2 mmcfd (200 mcfd net to the West Texas Resources). The operator presently intends to perform a dual recompletion on the D-1 well in the first half of 2014, at which time the two wells are expected to produce 7.5 mmcfd (750 mcfd net to West Texas Resources).

In addition to our participation in any continued development of the West Cam 225 prospect, and subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America.  However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Estimated Proved Reserves

The following table sets forth our estimated proved reserves as of September 30, 2013:

Category	Oil	Gas	PV-10
	(bbls)	(boe)	($)
Proved Developed	27,614	129,167	$2,818,863
Proved Undeveloped	–	–	–
Total Proved	27,614	129,167	$2,818,863

The estimated proven reserves set forth above are based on the SEC disclosure rules which require disclosure of oil and gas proved reserves by significant geographic area, using the arithmetic 12-month average first-day-of the-moth prices for the year, as opposed to using year-end prices. The estimated dollar value of our proved reserves represents the present value, discounted at 10% per annum, or PV-10, of the estimated future cash flows before income taxes. The unweighted arithmetic first-day-of the-moth prices for the 12 months prior to September 30, 2013 were $95.17/bbl for oil and $3.61/mcf for natural gas. We converted natural gas to oil equivalent at a ratio of six mcf to one boe.

All of our reserves are located within the continental U.S. and consist of our net interests in the estimated proven reserves at the Port Hudson and West Cam 225 fields. The reserve analysis set forth above was prepared by consultants retained by us and has not been confirmed by independent third party oil and gas engineers. For a discussion of the risks associated with our internal reserve estimates, please read "Item 1A. Risk Factors - Our estimated reserves of oil and gas are based on our internal analysis and have not been prepared or reviewed by independent oil and gas engineers.”

The data in the table above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. For a discussion of risks associated with reserve estimates generally, please read "Item 1A. Risk Factors—Our estimated reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.”

Acreage

The following tables summarize by geographic area our developed and undeveloped acreage as of September 30, 2013.

	Developed[1]		Undeveloped[2]
State	Gross[3]	Net[4]	Gross[3]	Net[4]

Louisiana	5,120	509	–	–
Total	5,120	509	–	–

__________

1 Developed acreage is acreage spaced for or assignable to productive wells.

2 Undeveloped acreage is oil and gas acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.

3 A gross acre is an acre in which we own a working interest.  The number of gross acres is the total number of acres in which we own a working interest.

4 A net acre is the amount of a gross acre represented by our working interest.  The number of net acres is the sum of the fractional working interests owned in acres expressed as whole numbers and fractions thereof.

Productive Wells

The following table summarizes by geographic area our gross and net interests in producing oil and gas wells as of September 30, 2013. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well. A gross well is a well in which we hold a working interest. A net well is the amount of a gross well represented by our working interest and the number of net wells is the sum of all of our fractional interests in gross wells in which we hold a working interest.

	Gross Wells		Net Wells
State	Oil	Gas	Oil	Gas
Louisiana	3	2	0.2173875	0.200334
Total	3	2	0.2173875	0.200334

Drilling and Other Exploratory Activities

We were incorporated in December 2010 and did not participate in any drilling, or other exploratory or development, activity during the fiscal year ended September 30, 2011.  In October 2011, we participated in our first drilling operation, which took place at our initial prospect, located in Eastland County, Texas.  The Eastland County prospect includes two wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights.  In October 2011, the operator of the prospect reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011.  In January 2012, a third party conducted the fracture stimulation of the Rutherford #1. In February 2013, the operator placed a pump jack on the Rutherford #1 well, however no meaningful revenue has been derived from the well to date. Our activity on the Rutherford #1 represents our only participation in drilling, exploratory or development activity to date.  As of the date of this report, we have no wells in the process of drilling or completion other than the Rutherford #1.

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

Item 4.     Mine Safety Disclosures

Inapplicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Market under the symbol “WTXR” since October 24, 2012. The high and low sale prices for our common shares on the OTC Market between October 24, 2012 and the date of this report is $0.25 and $1.25. However, we consider our common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the common stock.

Holders of Record

As of January 10, 2014, there were approximately 160 holders of record of our common stock.

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

The following table sets forth certain information as of September 30, 2013 about our stock plans under which our equity securities are authorized for issuance.

			(c)
			Number of Securities
	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	Remaining Available for
			Future Issuance Under
			Equity Compensation
			Plans
			(Excluding Securities
Plan Category			Reflected In Column (a))
Equity compensation plans approved by security holders	400,000	$0.25	2,600,000
Equity compensation plans not approved by security holders	–	–	–
Total	400,000	$0.25	2,600,000

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended September 30, 2013 and through the date of this report, we conducted the private placement sale of 972,900 shares of our common stock at the offering price of $0.50 per share to 39 parties for the gross proceeds of $486,450, including the conversion of $41,000 of shareholder advances. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under. All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act. The offering was conducted by our management. No sales commissions or finders’ fees were paid by us or anyone else.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We were formed on December 9, 2010 under the laws of Nevada for the purpose of oil and gas exploration and development in North America. We commenced revenue producing oil and gas operations effective as of April 1, 2013.

September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum In level required to maintain the lease rights. In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011. In January 2012, a third party conducted the fracture stimulation of the Rutherford #1. In February 2013, the operator placed a pump jack on the Rutherford #1 well, however no meaningful revenue has been derived from the well to date. During the three months ended June 30, 2013, we determined that our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation of the Rutherford #1. Accordingly, we recorded an impairment loss of $108,373 to write off the capitalized fracture stimulation costs. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

In August 2013, we acquired a 7.24625% working interest (5.65158% net revenue interest) in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, from Wells Fargo Energy Capital, Inc. for total consideration of $702,900. Our acquisition of the Port Hudson working interest was effective as of April 1, 2013. Accordingly, we have received revenue from the Port Hudson working interest commencing on April 1, 2013. The Port Hudson field has three producing wells that have produced a total of 1.1 million bbls to date with estimated total remaining recoverable proved developed producing reserves of 294,000 bbls, and 229,000 bbls of proven developed behind pipe reserves and are currently producing approximately 290 bbls per day. The operator of the Port Hudson field has no current plans for the further development of the property.

In September 2013, we acquired a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana, from Enovation Resources, LLC for total consideration of $50,000. Concurrent with our purchase of the working interest, we also paid the operator $230,459 as our allocable share of the expenses associated with the West Cam 225 property. As of September 30, 2013, the West Cameron 225 field has proven reserves of 10.7 bcf of gas and 16.3 mbc or 1.8 million net equivalent bbls (130,000 net equivalent bbls net to West Texas Resources) and has two producing wells, the #7 and the D-1, that were previously shut-in and waiting on a sales pipeline connection. The pipeline was recently completed and tested and now the two wells are expected to come online at a combined rate of 2 mmcfd (200 mcfd net to the West Texas Resources). The operator presently intends to perform a dual recompletion on the D-1 well in the first half of 2014, at which time the two wells are expected to produce 7.5 mmcfd (750 mcfd net to West Texas Resources).

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. During the fiscal year ended September 30, 2013, we had $214,601 of revenue, all of which was oil and gas sales derived from our working interest in the Port Hudson field which we acquired effective as of April 1, 2013. For the fiscal years ended September 30, 2013 and 2012, we incurred a net loss of ($294,012) and ($166,370), respectively. Our net loss for fiscal year ended September 30, 2013 included a non-cash impairment charge of $108,373, which is described above.

Subject to our receipt of additional capital, our plan of operations over the next 12 months is to pursue the acquisition of additional equity interests in oil and gas properties to be thereafter exploited by us in conjunction with other oil and gas producers. As of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

At the present time, we have two employees, our chief executive officer and chief financial officer, Stephen Jones and John Kerr, respectively, each of whom has limited experience in the oil and gas exploration and development business. Subject to our receipt of significant additional capital, we intend to hire senior management and staff with experience in oil and gas exploration.  Until such time, we intend to pursue an operating strategy that is based on our participation in exploration prospects as a non-operator.  Based on that strategy, our plan of operations over the next 12 months is to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise.  We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition.  In each case, we expect that the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the operator’s data and studies for purposes of advising us of the merits of each potential acquisition.

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

Financial Condition

As of September 30, 2013, we had total assets of $1,187,689 and negative working capital of $(64,424). In November 2012, we commenced the private placement sale of up to 5,000,000 shares of our common stock at $0.50 per share. To date, we have sold 972,900 shares of our common stock at $0.50 per share, including 890,800 shares for cash consideration of $445,450 and 82,000 shares issued in conversion of $41,000 of shareholder advances. In addition to the capital from the sale of our common shares, our principal shareholder, Gary Bryant, loaned us a total of $547,762 during the fourth fiscal quarter for purposes of financing a portion of the Port Hudson and West Cam 225 acquisitions, including a loan for $417,762, which bears interest on the unpaid principal amount at the rate of 8% per annum and is payable over a four year period at the amortized rate of $10,198 per month, and another loan for $130,000, which bears interest on the unpaid principal amount at the rate of 6% per annum and is payable on January 6, 2015. Our obligations under both loans are secured by our working interest in the Port Hudson field and all principal and interest under each loan is convertible, at the option of the holder, into our common shares at the rate of $0.50 per share.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of West Texas Resources, Inc.

We have audited the accompanying balance sheets of West Texas Resources, Inc. as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2013. West Texas Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Resources, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows the years ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Farber Hass Hurley LLP

Granada Hills, California

January 14, 2014

West Texas Resources, Inc.

Balance Sheets

	September 30,	September 30,
	2013	2012

ASSETS
Current Assets
Cash	$16,631	$8,611
Accounts receivable	168,949	–
Total Current Assets	185,580	8,611

Oil and gas properties, using successful effort accounting	1,002,109	145,873

Equipment - water truck, net	–	24,704

TOTAL ASSETS	$1,187,689	$179,188

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$151,196	$64,096
Payroll liabilities	3,911	3,857
Investment Payable	–	18,750
Asset retirement obligation	10,000	–
Shareholder Advances	15,000	35,000
Interest payable	5,378	–
Notes payable - related parties, net of discount	56,388	–
Other notes payable, net of discount	50,000	–
Total Current Liabilities	291,873	121,703

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,079,400 and 13,106,500 shares issued and outstanding at September 30, 2013 and September 30, 2012, respectively	14,079	13,106
Additional paid-in capital	1,426,035	292,796
Accumulated deficit	(544,298)	(248,417)
Total Shareholders' Equity	895,816	57,485

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,187,689	$179,188

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2013	2012
Revenues
Oil and gas sales	$254,601	$–

General and administrative expenses	312,098	168,902
Operating Loss	(57,497)	(168,902)

Other income (expenses)
Lease income	–	19,203
Bad debt expense	–	(5,616)
Interest expense	(111,766)
Depreciation expense	(2,980)	(11,055)
Loss on disposal of fixed asset	(5,265)	–
Asset retirement expense	(10,000)	–
Impairment loss on investment	(108,373)	–
Loss Before Income Taxes	(295,881)	(166,370)

Tax Provision	–	–
Net Loss	$(295,881)	$(166,370)

Loss per share
Basic and diluted weighted average number of common shares outstanding	13,303,603	13,106,500

Basic and diluted net loss per share	$(0.02)	$(0.01)

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended September 30, 2013 and 2012

	Common Stock		Options	Additional		Total
	Number		Number	Paid-in	Accumulated	Shareholders'
	of Shares	Amount	of Options	Capital	Deficit	Equity
Balance, September 30, 2011	13,106,500	$13,106	400,000	$292,796	$(82,047)	$223,855
Net loss					(166,370)	(166,370)
Balance, September 30, 2012	13,106,500	$13,106	400,000	$292,796	$(248,417)	$57,485
Issuance of common stock for cash	890,900	891		444,559		445,450
Conversion of shareholder advances to common stock	82,000	82		40,918		41,000
Debt discount				647,762		647,762
Net loss					(295,881)	(295,881)
Balance, September 30, 2013	14,079,400	$14,079	400,000	$1,426,035	$(544,298)	$895,816

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(295,881)	$(166,370)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	2,980	11,055
Loss on disposal of fixed asset	5,265	–
Asset retirement expense	10,000
Impairment loss on investment	108,373
Amortization of debt discount	106,388
Bad debt expense	–	5,616
Changes in operating assets and liabilities:
Accounts receivable	(168,949)	(5,616)
Payroll liabilities	54	3,857
Interest payable	5,378
Accrued expenses	87,100	64,096

Net cash used in operating activities	(139,292)	(87,362)

Cash flows from investing activities
Cash to purchase oil & gas properties	(983,359)	(108,373)
Net proceeds from sale of water truck	16,458	–

Net cash provided by (used in) investing activities	(966,901)	(108,373)

Cash flows from financing activities
Proceeds from sale of common stock	445,450	–
Proceeds from notes payable - related parties	647,763
Shareholder Advances	21,000	35,000

Net cash provided by financing activities	1,114,213	35,000

Net increase (decrease) in cash	8,020	(160,735)

Cash, beginning of period	8,611	169,346

Cash, end of period	$16,631	$8,611

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$41,000	$–

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 and 2012

1.	Organization and Summary of Significant Accounting Policies

Organization and business

West Texas Resources, Inc., a Nevada corporation (the “Company”), was incorporated under the laws of Nevada on December 9, 2010 under the name Texas Resources Energy, Inc. On June 30, 2011, the Company changed its name to West Texas Resources, Inc. The Company is engaged in the acquisition, exploration and development of oil and gas properties in North America.

The Company is no longer considered to be in the development stage as principal operations have commenced and significant income has been recognized. As such, the cumulative amounts and other disclosure required for development stage companies are omitted in the September 30, 2013 statements.

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. During the year ended September 30, 2013, the Company determined that the investment in one of its oil and gas properties was impaired due to an unsuccessful fracking process. Accordingly, the Company recorded impairment loss of $108,373 for the capitalized fracking costs.

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For years ended September 30, 2013 and 2012, all common stock equivalents were anti-dilutive.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

As of September 30, 2013 and 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 and 2012

2.	Equipment

In August 2011, the Company purchased a water truck for $35,759 cash. In October 2011, the Company's water truck was placed in service pursuant to a lease arrangement with an unaffiliated third party.  The lease required the lessee to pay the Company $2,500 per month plus 10% of the revenue collected by the lessee from its use or sublease of the truck. The lease was for a term of two years and the lessee had the option to purchase the truck at the end of the lease term for 75% of the Company's purchase price.  During the year ended September 30, 2012, the Company terminated the lease and wrote off the lease income receivable of $5,616 as bad debt expense due to the lessee’s cash flow problems.

The Company calculated the depreciation of the truck using straight-line method with a useful life of three years. For the three months ended December 31, 2012, the Company recorded depreciation expense of $2,980.

On December 31, 2012, the Company entered into an agreement with a third party to sell the water truck for a cash amount of $25,000 and recorded a receivable of $21,316, net of a replacement cost of tires of $3,684. The Company received cash of $21,316 as full payment of the sale on January 3, 2013. In addition, the Company paid $4,858 in title fees and commission for selling the water truck in January 2013. For the year ended September 30, 2013, the Company recorded loss on the disposal of a fixed asset of $5,265.

3.	Oil and Gas Properties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $127,123 cash.

In October 2011, the operator of the Company's Eastland County prospect began drilling and fracturing operations. As of September 30, 2013, no revenue has yet to be derived from the wells.

During the year ended September 30, 2013, the Company determined that the investment in the Eastland County oil and gas properties was impaired due to unsuccessful fracking process. Accordingly, the Company recorded impairment loss of $108,373 to write off the capitalized fracking costs. In addition, the Company determined and recorded its share of the asset retirement obligation of $10,000 for the year ended September 30, 2013.

Effective April 1, 2013, the Company acquired a 7.24625% working interest in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, for a total consideration of $702,900. The Port Hudson field has three producing wells with estimated total remaining recoverable proved developed producing reserves of 294,000 bbls and 229,000 bbls of proven developed behind pipes reserves. The wells are currently producing approximately 290 bbls per day. The Company’s working interest is subject to certain overriding royalty interests, subject to which it has a 5.65158% net revenue interest in the Port Hudson Field. The Company also assessed the asset retirement obligation on the Port Hudson field. Because the total cost of abandonment for the producing wells and related facilities will be substantially offset by the salvage value of the tangible equipment, the remaining costs will be insignificant. As a result, the Company did not record asset retirement obligation for the year ended September 30, 2013.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 and 2012

On September 6 , 2013, the Company acquired a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana. The Company’s purchase price for the working interest was $50,000. In addition to the purchase price, the Company paid $230,459 to the operator of the West Cam 225 field in payment of the Company’s allocable share of the costs for development. Pursuant to the operating agreement, a fee of $0.31 per MCF is to be deducted from production revenue as accrual of asset retirement fund. The Company did not record asset retirement obligation for the year ended September 30, 2013.

As of September 30, 2013 and 2012, total oil and gas properties amounted to $1,002,109 and $145,873, respectively.

4.	Notes Payable

Related Party Notes Payable

On August 14, 2013, the Company entered into a loan agreement with a shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned the Company $417,762, the proceeds of which were used to partially finance the acquisition of the Port Hudson interest described in Note 3 above. The loan bears interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest are payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. The Company’s obligations under the loan are secured by its working interest in the Port Hudson field.

On September 6, 2013, the Company entered into another loan agreement with Mr. Gary Bryant, pursuant to which Mr. Bryant loaned the Company $130,000, the proceeds of which were used to partially finance the Company’s payment of its allocable expenses associated with its working interest in the West Cam 225 field, described in Note 3 above. The loan bears interest on the unpaid principal amount at the rate of 6% per annum. All principal and interest were payable on December 6, 2013 and are convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share. The Company’s obligations under the loan are secured by its working interest in the Port Hudson field. At the same time, the Company entered into an amendment to its loan agreement with Mr. Bryant dated August 14, 2013, in the original principal amount of $417,762, to provide that all principal and interest under that loan agreement are convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share.

Other Notes Payable

On September 6, 2013, the Company entered into a second loan agreement with an unrelated party pursuant to which the lender loaned the Company $100,000, the proceeds of which were used to partially finance the Company’s payment of its allocable expenses associated with its working interest in the West Cam 225 field, described in Note 3 above. The loan bears interest on the unpaid principal amount at the rate of 6% per annum. All principal and interest were payable on November 5, 2013. The Company’s obligations under the loan are secured by its working interest in the West Cam 225 field. In connection with the loan, the Company granted the lender a warrant to purchase 200,000 shares of its common stock, at an exercise price of $0.50 per share, over a two year period expiring on September 5, 2015.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 and 2012

The Company determined that the fair value of the above conversion options and the warrants using the Black – Scholes model with the variables listed below:

•	Volatility: 160%

•	Risk free rate of return: 0.01% to 0.875%

•	Expected term: 0.25 to 4 years

In connection with the issuance of the above notes, the Company recorded a note discount of $647,762, which is to be amortized over the lives of the notes. For the year ended September 30, 2013, the Company recorded amortization of note discount of $106,388 as interest expense.

As of the date of this report, the $417,762 note due to Mr. Gary Bryant is current. The maturity date of the $130,000 note has been extended to January 6, 2015. For the $100,000 noted due to the unrelated party, the Company has repaid $70,000 and the maturity date of the outstanding balance of $30,000 has been extended to March 5, 2014.

5.	Shareholder Advances

During the years ended September 30, 2013 and 2012, a shareholder advanced a total amount of $21,000 and $35,000, respectively, as advances to the Company to support its daily operations. These advances are due on demand and do not bear any interest. In the fiscal year 2013, $41,000 of shareholder advances were converted into 82,000 shares of the Company’s common stock. As of September 30, 2013 and 2012, the total outstanding amount due to the shareholder was $15,000 and $35,000, respectively.

6.	Shareholders’ Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value of $0.001, and 10,000,000 shares of preferred stock, par value of $0.001.

Between January 2011 and October 2012, the Company conducted the private placement sale of 962,000 shares of its common stock at $.25 per share for the gross proceeds of $240,500. No commissions were incurred with respect to the sale of those shares.

In November 2012, the Company commenced the private placement sale of up to 5,000,000 shares of its common stock at $0.50 per share. The shares are being offered by the Company’s executive officers on a straight best-efforts basis and no commissions will be paid to the Company’s executive officers. However, in the event the Company engages finders or FINRA member firms, the Company expects to pay finders’ fees or sales commissions of up to 10% of the gross offering proceeds. During the year ended September 30, 2013, the Company entered into various subscription agreements with accredited investors to sell 972,900 shares of the Company’s common stock at $0.50 per share, including 82,000 share of common stock that were issued in conversion of $41,000 of shareholder advances referred to in Note 5 above. The total amount of $445,450 of cash proceeds was received upon signing of the subscription agreements.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 and 2012

As of September 30, 2013 and 2012, the Company had 14,079,400 and 13,106,500 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

The following assumptions were used in the fair value method calculation:

•	Volatility: 83%

•	Risk free rate of return: 1%

•	Expected term: 5 years

The following information applies to all options outstanding at September 30, 2013:

•	Weighted average exercise price: $0.25

•	Options outstanding and exercisable: 400,000

•	Average remaining life: 3.0 years

7.	Supplementary Oil and Gas Information (unaudited)

Proved oil and gas reserve quantities are based on estimates prepared by management on behalf of West Texas Resources in accordance with guidelines established by the Securities and Exchange Commission (SEC).

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents those estimates only and should not be construed as being exact.

All of the reserves are located in the United States.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 and 2012

The information for the Company’s interests of reserves as of September 30, 2013 are as follows:

Net Remaining reserves

	Oil (bbls)	Gas (MMcf)	Cond (bbls)	BOE (bbls)
Proved developed reserves
WC225		775,002	1,178	130,345
Port Hudson	26,436			26,436
Subtotal	26,436	775,002	1,178	156,781

Proved undeveloped reserves
WC 225
Port Hudson
Subtotal	–	–	–	–

Total proved reserves	26,436	775,002	1,178	156,781

Total Proved Net Developed Reserves

Proved NBOE
Reserves as of September 3, 2012	162,843
Production during the year	6,062
Reserves as of September 3, 2013	156,781

8.	Subsequent Events

Events subsequent to September 30, 2013 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. The following events occurred since September 30, 2013:

•	In November 2013, Mr. Gary Bryant advanced to the Company $15,000 to support its daily operations. These advances are due on demand and do not bear any interest. As of the date of the report, the advances are outstanding.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were not effective as of September 30, 2013 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 15a-15(f) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of September 30, 2013 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013, and this assessment identified the following material weaknesses in our internal control over financial reporting:

•	Due to our small size, we do not maintain effective internal controls to assure segregation of duties as we have only two employees who are responsible for initiating and approving of transactions, thereby creating the segregation of duties weakness;
•	Our board of directors does not have an audit committee or a financial expert to maintain effective oversight of our financial reporting process; and
•	Lack of formal policies or procedures to provide assurance that relevant information is identified, captured, processed, and reported in an appropriate and timely fashion.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers.

Name	Age	Position

Stephen E. Jones	43	Chairman of the Board, President and Chief Executive Officer

John D. Kerr	46	Chief Financial Officer and Director

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

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2013 and 2012.

Name and Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)

Stephen E. Jones, President and CEO	2013 2012	36,000 30,000	-- --	-- --	-- --	-- --	$36,000 $30,000
John D. Kerr, CFO	2013 2012	36,000 30,000	-- --	-- --	-- --	--	$36,000 $30,000

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

Outstanding Equity Awards at September 30, 2013

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

Section 16(A) Beneficial Ownership Reporting Compliance

Because our common stock is not registered under the Exchange Act, our officers, directors and 10% stockholders are not required to file with the SEC beneficial ownership reports under Section 16 of the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors, executive officers and nominees to become directors; and

•	all directors and executive officers as a group.

Name and Address	Number of Shares	Percentage Owned (1)
Stephen E. Jones (2)	300,000	2.1%
John D. Kerr (2)(3)	300,000	2.1%
Gary Bryant (4)	6,017,000	42.7%
Danilo Cacciamatta (5)	1,100,000	7.8%
Suzanne Bryant (4)	1,100,400	7.8%
Directors and executive officers as a group	600,000	4.2%

(1)	The percentage amounts for each reported person are based on 14,079,400 common shares issued and outstanding as of the date of this report.

(2)	The address for the stockholder is 5729 Lebanon Road, Suite 144, Frisco, Texas 75034.

(3)	The shares for John D. Kerr include 200,000 shares underlying a presently exercisable option.

(4)	Gary and Suzanne Bryant are married, however they disclaim any interest in the shares held by the other. The address for the Gary and Suzanne Bryant is 980 Noble Champions Way, Bartonville, Texas 76226.

(5)	The address for the Danilo Cacciamatta is 1360 Temple Hills Dr., Laguna Beach, CA 92651.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions, Promoters and Director Independence

In addition to our executive officers and directors, Mr. Gary Bryant may be deemed to be a promoter of our company. Mr. Bryant and his wife, Suzanne Bryant, each purchased 100,000 shares of our common stock, at a purchase price of $0.25 per share, in connection with our 2011 private placement of common shares.  From time to time, Mr. Bryant provides us with advances of funds. The advances are unsecured and do not accrue interest on the principal amount. During the fiscal year ended September 30, 2013, Mr. Bryant agreed to convert $41,000 of advances into 82,000 shares of our common stock at the rate of $0.50 per share. At the same time, Mr. Bryant purchased 24,000 shares of our common at a price of $0.50 per share. As of September 30, 2013 and 2012, the total outstanding amount of advances from Mr. Bryant were $15,000 and $35,000, respectively.

In addition to the advances provided by Mr. Bryant, during the fourth fiscal quarter of 2013 Mr. Bryant loaned us a total of $547,762 for purposes of financing a portion of the Port Hudson and West Cam 225 acquisitions, including a loan for $417,762, which bears interest on the unpaid principal amount at the rate of 8% per annum and is payable over a four year period at the amortized rate of $10,198 per month, and another loan for $130,000, which bears interest on the unpaid principal amount at the rate of 6% per annum and is payable on January 6, 2015. Our obligations under both loans are secured by our working interest in the Port Hudson field and all principal and interest under each loan is convertible, at the option of the holder, into our common shares at the rate of $0.50 per share.

Except for above-mentioned advances, loans and stock purchases by Mr. and Mrs. Bryant, and compensation paid or payable by us to our executive officers and reported elsewhere in this report, we have not entered into any other transactions of any value with any of our directors, officers, principal stockholders, promoters or any of their family members or affiliates, including entities of which they are also officers or directors or in which they have a financial interest.  We have, however, adopted a policy that any transactions that we might enter into with related parties or promoters will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board.

Item 14.     Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended September 30, 2013 and 2012 by our independent registered public accounting firm, Farber Hass Hurley LLP, for the audit of our consolidated financial statements for the years ended September 30, 2013 and 2012, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, the filing of our Form S-1and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2013	2012
Audit Fees	$7,500	$12,000
Audit-Related Fees	4,000	13,750
	$11,500	$25,750

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

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on December 9, 2011.

3.2	Amendment to Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.1	West Texas Resources, Inc. 2011 Stock Incentive Plan*	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.2	Lease Agreement dated August 22, 2011 between Registrant and Bay Energy Services, Inc.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.3	Form of Registration Rights Agreement dated January 24, 2011 between Registrant and Selling Stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.4	Assignment dated September 30, 2011 between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.5	Joint Operating Agreement between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.6	Letter Agreement dated July 3, 2013 between the Registrant and Wells Fargo Energy Capital, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.7	Letter Agreement dated August 1, 2013 between Registrant and Gulfex Resources, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.8	Loan Agreement dated August 14, 2013 between Registrant and Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.9	Promissory Note dated August 14, 2013 made by Registrant in favor of Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.10	Letter Agreement dated August 16, 2013 between Registrant and Enovation Resources LLC.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.11	Loan Agreement dated September 5, 2013 between Registrant and Gary Bryant, as amended on January 10, 2014	Filed electronically herewith

10.12	Loan Agreement dated September 5, 2013 between Registrant and Lake Oswego Oil Company, LLC, as amended on January 10, 2014.	Filed electronically herewith

14.1	West Texas Resources, Inc. Code of Ethics	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2013

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.
101.INS**	XBRL Instance Document	Filed electronically herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

WEST TEXAS RESOURCES, INC.

Date: January 14, 2014	By:	/s/ Stephen E. Jones
Stephen E. Jones,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen E. Jones	Chief Executive Officer	January 14, 2014
Stephen E. Jones	(Principal Executive Officer)

/s/John D. Kerr	Chief Accounting Officer	January 14, 2014
John D. Kerr	(Principal Financial Officer)

