Form 10-Q
period 2013-12-31
West Texas Resources, Inc.
filed 2014-02-19
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

As of February 14, 2014, there were outstanding 14,129,400 shares of the common stock of West Texas Resources, Inc.

TABLE OF CONTENTS

		Page

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General	14

	Results of Operations	15

	Financial Condition	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

	PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

West Texas Resources, Inc.

Balance Sheets

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$651	$16,631
Accounts receivable	100,000	168,949
Total Current Assets	100,651	185,580

Oil and gas properties, using successful effort accounting	1,002,109	1,002,109

TOTAL ASSETS	$1,102,760	$1,187,689

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$167,716	$151,196
Payroll liabilities	–	3,911
Asset retirement obligation	10,000	10,000
Shareholder advances	35,000	15,000
Interest payable	14,495	5,378
Notes payable - related parties, net of discount	161,752	56,388
Other notes payable, net of discount	30,000	50,000
Total Current Liabilities	418,963	291,873

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,079,400 and 14,079,400 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	14,079	14,079
Additional paid-in capital	1,426,035	1,426,035
Common stock subscribed	25,000	–
Accumulated deficit	(781,317)	(544,298)
Total Shareholders' Equity	683,797	895,816

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,102,760	$1,187,689

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2013	2012
Revenues
Oil and gas sales	$101,559	$–

General and administrative expenses	163,899	51,139
Operating Loss	(62,340)	(51,139)

Other income (expenses)
Interest expense	(11,902)	–
Amortization of debt discount	(162,777)	–
Depreciation expense	–	(2,980)
Loss on disposal of fixed asset	–	(408)
Loss Before Income Taxes	(237,019)	(54,527)

Tax provision	–	–
Net Loss	$(237,019)	$(54,527)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,079,400	13,106,500

Basic and diluted net loss per share	$(0.02)	$(0.00)

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(237,019)	$(54,527)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	–	2,980
Loss on disposal of fixed asset	–	408
Amortization of debt discount	162,777	–
Changes in operating assets and liabilities:
Accounts receivable	68,949	–
Payroll liabilities	(3,911)	(3,857)
Interest payable	9,117	–
Other payables and accrued expenses	16,521	24,230

Net cash provided by (used in) operating activities	16,434	(30,766)

Cash flows from financing activities
Proceeds from sale of common stock	25,000	17,000
Repayment on notes payable	(77,414)	–
Shareholder Advances	20,000	6,000

Net cash (used in) provided by financing activities	(32,414)	23,000

Net increase (decrease) in cash	(15,980)	(7,766)

Cash, beginning of period	16,631	8,611

Cash, end of period	$651	$845

Supplemental cash flow disclosure:
Interest paid	$2,785	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$–	$38,000

See accompanying notes to these financial statements.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013 and 2012

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended September 30, 2013.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013 and 2012

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013 and 2012

Revenue recognition

Substantially all of the Company’s revenue is from sales of oil and gas production and is recognized based on sales or delivery date completed by the operating company.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three months ended December 31, 2013 and 2012, all common stock equivalents were anti-dilutive.

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

As of December 31, 2013 and September 30, 2013, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013 and 2012

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on its financial condition or results of operations.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013 and 2012

Effective April 1, 2013, the Company acquired a 7.24625% working interest in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, for a total consideration of $702,900. The Port Hudson field has three producing wells with estimated total remaining recoverable proved developed producing reserves of 294,000 bbls and 229,000 bbls of proven developed behind pipes reserves. The wells are currently producing approximately 290 bbls per day. The Company’s working interest is subject to certain overriding royalty interests, subject to which it has a 5.65158% net revenue interest in the Port Hudson Field. The Company also assessed the asset retirement obligation on the Port Hudson field. Because the total cost of abandonment for the producing wells and related facilities will be substantially offset by the salvage value of the tangible equipment, the remaining costs will be insignificant. As a result, the Company did not record asset retirement obligation.

On September 6, 2013, the Company acquired a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana. The Company’s purchase price for the working interest was $50,000. In addition to the purchase price, the Company paid $230,459 to the operator of the West Cam 225 field in payment of the Company’s allocable share of the costs for development. Pursuant to the operating agreement, a fee of $0.31 per MCF is to be deducted from production revenue as accrual of asset retirement fund. The Company did not record asset retirement obligation.

As of December 31, 2013 and September 30, 2013, total oil and gas properties amounted to $1,002,109.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013 and 2012

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

In connection with the issuance of the above notes, the Company recorded a note discount of $647,762, which is to be amortized over the lives of the notes. For the three months ended December 31, 2013, the Company recorded amortization of note discount of $162,777 as interest expense.

As of the date of this report, the $417,762 note due to Mr. Gary Bryant is current. The maturity date of the $130,000 note has been extended to January 6, 2015. For the $100,000 noted due to the unrelated party, the Company has repaid $70,000 and the maturity date of the outstanding balance of $30,000 has been extended to March 5, 2014.

5.	Shareholder Advances

During the three months ended December 31, 2013, a shareholder advanced a total amount of $20,000 as advances to the Company to support its daily operations. These advances are due on demand and do not bear any interest. In the fiscal year 2013, $41,000 of shareholder advances were converted into 82,000 shares of the Company’s common stock. As of December 31, 2013 and September 30, 2013, the total outstanding amount due to the shareholder was $35,000 and $15,000, respectively.

6.	Shareholders’ Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value of $0.001, and 10,000,000 shares of preferred stock, par value of $0.001.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013 and 2012

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

During the three months ended December 31, 2013, the Company entered into a subscription agreement with an accredited investor to sell 50,000 shares of the Company’s common stock at $0.50 per share. The shares had not been issued but the total amount of $25,000 was received and recorded as common stock subscribed.

As of December 31, 2013 and September 30, 2013, the Company had 14,079,400 shares of common stock issued and outstanding and has not issued any of its preferred stock.

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

The following assumptions were used in the fair value method calculation:

•	Volatility: 83%

•	Risk free rate of return: 1%

•	Expected term: 5 years

The following information applies to all options outstanding at September 30, 2013:

•	Weighted average exercise price: $0.25

•	Options outstanding and exercisable: 400,000

•	Average remaining life: 3.0 years

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013 and 2012

7.	Supplementary Oil and Gas Information

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

All of the reserves are located in the United States.

The information for the Company’s interests of reserves as of December 31, 2013 is as follows:

Net Remaining reserves

	Oil (bbls)	Gas (MMcf)	Cond (bbls)	BOE (bbls)
Proved developed reserves
WC225		775,002	1,178	130,345
Port Hudson	25,124			25,124
Subtotal	25,124	775,002	1,178	155,469

Proved undeveloped reserves
WC225
Port Hudson
Subtotal	–	–	–	–

Total proved reserves	25,124	775,002	1,178	155,469

Total Proved Net Developed Reserves

Proved NBOE
Reserves as of September 30, 2013	156,781
Production during the quarter	1,312
Reserves as of December, 31, 2013	155,469

8.	Subsequent Events

Events subsequent to December 31, 2013 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no other subsequent events that should be disclosed.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on January 14, 2014 and our subsequently filed periodic reports, which discuss our business in greater detail.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the section “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on January 14, 2014. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

We were formed on December 9, 2010 under the laws of Nevada for the purpose of oil and gas exploration and development in North America. We commenced revenue producing oil and gas operations effective as of April 1, 2013.

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. The Eastland County prospect includes two exploratory wells, known as Rutherford #1 and C.M. Knott #1, that had been operating at a minimum level required to maintain the lease rights. In October 2011, the operator reentered the Rutherford #1 well and conducted drilling and casing activities, which were completed in November 2011. In January 2012, a third party conducted the fracture stimulation of the Rutherford #1. In February 2013, the operator placed a pump jack on the Rutherford #1 well, however no meaningful revenue has been derived from the well to date. During the three months ended June 30, 2013, we determined that our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation of the Rutherford #1. Accordingly, during the third fiscal quarter of 2013, we recorded an impairment loss of $108,373 to write off the capitalized fracture stimulation costs. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

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

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. During the three months ended December 31, 2013, we had $101,559 of revenue, all of which was oil and gas sales derived from our working interest in the Port Hudson field which we acquired effective as of April 1, 2013. We had no revenue during the three months ended December 31, 2012.

For the three months ended December 31, 2013 and 2012, we had general and administrative expenses of $163,899 and $51,139, respectively. The increase in general and administrative expenses was due to increased consulting fees and operational costs during the three months ended December 31, 2013, compared to the prior year period, as a result of our commencement of revenue producing operations in the fourth fiscal quarter of 2013. During the three months ended December 31, 2013 and 2012, we had other expenses of $174,679 and $3,388, respectively. The increase in other expenses was due to $11,902 of interest expense and $162,777 of amortized debt discount during the three months ended December 31, 2013 related to our borrowings conducted during the third and fourth fiscal quarters of 2013, compared to no interest expense or debt discount for the prior year period.

For the three months ended December 31, 2013 and 2012, we incurred a net loss of ($237,019) and ($54,527), respectively. The increase in our net loss was the result of an increase in expenses during the three months ended December 31, 2013 of $284,051 compared to the prior year period, offset by an increase of revenue in the amount of $101,559 from the 2012 period to the 2013 period.

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

Financial Condition

As of December 31, 2013, we had total assets of $1,102,760 and negative working capital of $(318,312). In November 2012, we commenced the private placement sale of up to 5,000,000 shares of our common stock at $0.50 per share. To date, we have sold 1,022,900 shares of our common stock at $0.50 per share, including 890,800 shares for cash consideration of $470,540 and 82,000 shares issued in conversion of $41,000 of shareholder advances. In addition to the capital from the sale of our common shares, our principal shareholder, Gary Bryant, loaned us a total of $547,762 during the fourth fiscal quarter of 2013 for purposes of financing a portion of the Port Hudson and West Cam 225 acquisitions, including a loan for $417,762, which bears interest on the unpaid principal amount at the rate of 8% per annum and is payable over a four year period at the amortized rate of $10,198 per month, and another loan for $130,000, which bears interest on the unpaid principal amount at the rate of 6% per annum and is payable on January 6, 2015. Our obligations under both loans are secured by our working interest in the Port Hudson field and all principal and interest under each loan is convertible, at the option of the holder, into our common shares at the rate of $0.50 per share.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief accounting officer, concluded that as of December 31, 2013 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of September 30, 2013, and included in our annual report on Form 10-K filed with the SEC on January 14, 2014, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended December 31, 2013, we conducted the private placement sale of 50,000 shares of our common stock to one party, at the offering price of $0.50 per share, for the gross proceeds of $25,000. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under.  The investor was an accredited investor, as such term is defined in Rule 501 under the Securities Act.   The offering was conducted by our management.  No sales commissions or finders’ fees were paid by us or anyone else.

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

________________

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

WEST TEXAS RESOURCES, INC.
(Registrant)

Date:	February 19, 2014	By:	/s/ Stephen E. Jones
Stephen E. Jones
		Its:	President and Chief Executive Officer

Date:	February 19, 2014	By:	/s/ John D. Kerr
John D. Kerr
		Its:	Chief Financial Officer

