Form 10-Q
period 2014-03-31
West Texas Resources, Inc.
filed 2014-05-15
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 13, 2014, there were outstanding 14,131,400 shares of the common stock of West Texas Resources, Inc.

		Page

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Cash Flows	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General	14

	Results of Operations	15

	Financial Condition	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

	PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

Balance Sheets

	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$46,013	$16,631
Accounts receivable	37,099	168,949
Other receivable	275,476	–
Total Current Assets	358,588	185,580

Oil and gas properties, using successful effort accounting	692,126	1,002,109

TOTAL ASSETS	$1,050,714	$1,187,689

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$132,576	$151,196
Payroll liabilities	1,377	3,911
Asset retirement obligation	10,000	10,000
Shareholder advances	73,079	15,000
Interest payable	16,862	5,378
Notes payable - related parties, net of discount	165,522	56,388
Other notes payable	30,000	50,000
Total Current Liabilities	429,416	291,873

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,131,400 and 14,079,400 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	14,131	14,079
Additional paid-in capital	1,684,239	1,426,035
Accumulated deficit	(1,077,072)	(544,298)
Total Shareholders' Equity	621,298	895,816

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,050,714	$1,187,689

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Revenues
Oil and gas sales	$67,298	$–	$168,858	$–

General and administrative expenses	306,536	55,297	470,436	106,436
Operating Loss	(239,238)	(55,297)	(301,578)	(106,436)

Other income (expenses)
Interest expense	(10,424)	–	(22,326)	–
Amortization of debt discount	(26,110)	–	(188,887)	–
Depreciation expense	–	–	–	(2,980)
Loss on sale of oil and gas interest	(19,983)	–	(19,983)	–
Loss on disposal of fixed asset	–	(4,858)	–	(5,265)
Loss Before Income Taxes	(295,755)	(60,155)	(532,774)	(114,681)

Tax provision	–	–	–	–
Net Loss	$(295,755)	$(60,155)	$(532,774)	$(114,681)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,106,600	13,122,317	14,092,851	13,114,321

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.01)

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(532,774)	$(114,681)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	–	2,980
Loss on disposal of fixed asset	–	5,265
Loss on sale of oil and gas interest	19,983
Amortization of debt discount	188,887	–
Stock-based compensation	232,256	–
Changes in operating assets and liabilities:
Accounts receivable	131,850	–
Payroll liabilities	(2,534)	229
Interest payable	11,484	–
Other payables and accrued expenses	(4,096)	(733)

Net cash provided by (used in) operating activities	45,056	(106,940)

Cash flows from investing activities
Net proceeds from sale of water truck	–	16,458

Net cash provided by (used in) investing activities	–	16,458

Cash flows from financing activities
Proceeds from sale of common stock	26,000	101,350
Repayment on notes payable	(102,253)	–
Shareholder Advances	60,579	6,000

Net cash (used in) provided by financing activities	(15,674)	107,350

Net increase (decrease) in cash	29,382	16,868

Cash, beginning of period	16,631	8,611

Cash, end of period	$46,013	$25,479

Supplemental cash flow disclosure:
Interest paid	$10,842	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$–	$41,000

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014 and 2013

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

March 31, 2014 and 2013

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

March 31, 2014 and 2013

Revenue recognition

Substantially all of the Company’s revenue is from sales of oil and gas production and is recognized based on sales or delivery date completed by the operating company.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the six months ended March 31, 2014 and 2013, all common stock equivalents were anti-dilutive.

Stock-based payments

Compensation costs for share-based awards with no market or performance conditions are measured based on the grant date fair value and are recognized over the vesting period. The fair value of share-based awards with market or performance conditions are measured upon the completion date. Excess tax benefits will be recognized as an addition to additional paid-in-capital.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014 and 2013

As of March 31, 2014 and September 30, 2013, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provisions did not have a material impact on the Company’s financial condition or results of operations.

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

As of March 31, 2014, the Company did not have any equipment.

3.	Oil and Gas Properties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $127,123 cash.

In October 2011, the operator of the Company's Eastland County prospect began drilling and fracturing operations. As of March 31, 2014, no revenue has yet to be derived from the wells.

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

March 31, 2014 and 2013

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

On April 15, 2014, the Company entered into an agreement with EnTek Partners, LLC for the sale of 44.1% of its working interest in the Port Hudson field for the total consideration of $290,000, less any payments received by the Company for production from the Port Hudson field occurring after January 1, 2014. Pursuant to the agreement with EnTek Partners, the Company sold to EnTek an undivided 3.1956% of 8/8ths working interest (2.4926% net revenue interest) out of the working interests in the Port Hudson field owned by the Company. After giving effect to the sale, the Company continue to hold a 4.0506% working interest (3.1595% net revenue interest) in the Port Hudson field.

Pursuant to the same agreement, EnTek Partners has also agreed to provide to the Company $275,000 in non-recourse financing to pay for its share of a dual recompletion in the D-1 well at West Cam 225 property in exchange for its agreement to provide EnTek Partners with 75% of the net profits derived by the Company from the West Cam 225 property until such time as EnTek Partners has recouped 100% of the recompletion costs advanced on the Company’s behalf and 50% of the net profits thereafter.

The transactions under the agreement closed on April 16, 2014, with an effective date of January 1, 2014. As a result, during the three months ended March 31, 2014, the Company recorded a loss on sale of the working interest of $19,983.

As of March 31, 2014 and September 30, 2013, total oil and gas properties amounted to $692,126 and $1,002,109, respectively.

The operator of the West Cam 225 field has indicated that it intends to conduct a dual recompletion of the D-1 well in the fourth quarter of 2014.  If the operator conducts the dual recompletion, the Company expects to be assessed up to $275,000 as its share of the expected costs.  Pursuant to its agreement with EnTek Partners, EnTek Partners has agreed to pay on the Company’s behalf up to $275,000 of the Company’s share of the costs in connection with the dual recompletion.  The Company will be responsible for its share of the costs in excess of $275,000.  In the event that the Company’s share of the costs of the dual recompletion are not paid pursuant to the joint operating agreement for any reason, the Company’s share of the net proceeds from the West Cam 225 field shall be apportioned amongst the other working interest holders until they have received, by way of the Company’s share of the net proceeds, 300% of its unpaid costs. In the event EnTek Partners defaults on its obligation to pay up to $275,000 of the Company’s share of the dual recompletion costs, the Company will have right to repurchase from EnTek Partners for $1.00  the working interest in the Port Hudson field the Company sold to EnTek Partners in April 2014.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014 and 2013

4.	Notes Payable

Related Party Notes Payable

On August 14, 2013, the Company entered into a loan agreement with a shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned the Company $417,762, the proceeds of which were used to partially finance the acquisition of the Port Hudson interest described in Note 3 above. The loan bears interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest are payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. The Company’s obligations under the loan are secured by its working interest in the Port Hudson field. As of March 31, 2014, the outstanding balance of this note was $387,809.

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

The Company determined that the fair value of the above conversion options and the warrants using the Black – Scholes model with the variables listed below:

·	Volatility: 160%

·	Risk free rate of return: 0.01% to 0.875%

·	Expected term: 0.25 to 4 years

In connection with the issuance of the above notes, the Company recorded a note discount of $647,762, which is to be amortized over the lives of the notes. For the six months ended March 31, 2014, the Company recorded amortization of note discount of $188,887 as interest expense.

As of the date of this report, the $417,762 note due to Mr. Gary Bryant is current. The maturity date of the $130,000 note has been extended to January 6, 2015. For the $100,000 noted due to the unrelated party, the Company has repaid $70,000 and the maturity date of the outstanding balance of $30,000 has been extended to March 5, 2014. The Company made a repayment of $30,000 in April 2014 to pay off the note in full.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014 and 2013

5.	Shareholder Advances

During the six months ended March 31, 2014, a shareholder advanced a total amount of $60,579 as advances to the Company to support its daily operations. These advances are due on demand. Of the total amount of advances, $20,000 of the advances do not bear any interest and $40,579 of the advances bear interest at the rate of 5.9% percent per annum. In fiscal year 2013, $41,000 of shareholder advances were converted into 82,000 shares of the Company’s common stock. As of March 31, 2014 and September 30, 2013, the total outstanding amount due to the shareholder was $73,079 and $15,000, respectively.

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

During the six months ended March 31, 2014, the Company entered into various subscription agreements with accredited investors to sell 52,000 shares of the Company’s common stock at $0.50 per share. The shares were issued and the total amount of $26,000 was received during the quarter ended March 31, 2014.

As of March 31, 2014 and September 30, 2013, the Company had 14,131,400 and 14,079,400 shares of common stock issued and outstanding, respectively. The Company has not issued any of its preferred stock.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014 and 2013

In September 2011, the Company granted options to certain consultants to purchase 400,000 shares of the Company’s common stock. The options vest immediately and expire on September 15, 2016. The fair value of each share-based award was estimated using the Black-Scholes option pricing model or a lattice model. The fair value of these options, determined to be $65,402, was included in general and administrative expenses for the year ended September 30, 2011.

The following assumptions were used in the fair value method calculation:

·	Volatility: 83%

·	Risk free rate of return: 1%

·	Expected term: 5 years

On March 7, 2014, the Company granted options to certain consultants to purchase 1,500,000 shares of the Company’s common stock. The options expire on March 7, 2019 and vest as following:

•	200,000 shares to vest upon the date of grant;
•	250,000 shares to vest upon the completion of financing of at least $250,000 during the first three months following the date of grant;
•	400,000 shares to vest upon the completion of financing of at least $1,000,000 (inclusive of any financing amounts attributed to the above-described vesting condition) during the first six months following the date of grant;
•	500,000 shares to vest upon the completion of an additional financing of at least $5,000,000 (exclusive of any financing amounts attributed to the above-described vesting condition) during the first 18 months following the date of grant; and
•	150,000 shares to vest upon the closing stock price of the Company trading at a VWAP of $3 per share, for twenty of thirty consecutive trading days within 18 months following the date of grant.

The fair value of the vested options for 200,000 shares, determined to be $116,137, was recorded in general and administrative expenses for the period ended March 31, 2014. The unvested options will be evaluated upon completion of the market or performance conditions.

On March 11, 2014, the Company granted options to its officers to purchase a total of 200,000 shares of the Company’s common stock. The options expire on March 11, 2019 and vest immediately. The fair value of these options, determined to be $116,119 and was included in general and administrative expenses for the period ended March 31, 2014.

The following assumptions were used in the fair value method calculation:

·	Volatility: 190%

·	Risk free rate of return: 1.5%

·	Expected term: 5 years

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014 and 2013

The following information applies to all options outstanding at March 31, 2014:

·	Weighted average exercise price: $0.53

·	Options outstanding and exercisable: 800,000

·	Average remaining life: 4.5 years

7.	Supplementary Oil and Gas Information (Unaudited)

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

The information for the Company’s interests of reserves as of March 31, 2014, and after giving effect to dispositions described in Note 3 above, is as follows:

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014 and 2013

Net Remaining Reserves
	Oil (bbls)	Gas (MMcf)	Cond (bbls)	BOE (bbls)
Proved developed reserves
WC225	–	771,218	1,058	129,594
Port Hudson	13,294	–	–	13,294
Subtotal	13,294	771,218	1,058	142,888

Proved undeveloped reserves
WC225	–	–	–	–
Port Hudson	–	–	–	–
Subtotal	–	–	–	–

Total proved reserves	13,294	771,218	1,058	142,888

Total Proved Net Developed Reserves
Proved NBOE
Reserves as of September 30, 2013	146,268
Production during the six month period	3,380
Reserves as of March 31, 2014	142,888

8.	Subsequent Events

Events subsequent to March 31, 2014 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no other subsequent events that should be disclosed.

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

Port Hudson Field

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

On April 15, 2014, we entered into an agreement with EnTek Partners, LLC for the sale of 44.1% of our working interest in the Port Hudson field for the total consideration of $290,000, less any payments received by us for production from the Port Hudson field occurring after January 1, 2014. Pursuant to our agreement with EnTek Partners, we sold to EnTek an undivided 3.1956% of 8/8ths working interest (2.4926% net revenue interest) out of the working interests in the Port Hudson field owned by us. The transactions under the EnTek Partners agreement closed on April 16, 2014, with an effective date of January 1, 2014. After giving effect to the sale, we continue to hold a 4.0506% working interest (3.1595% net revenue interest) in the Port Hudson field.

The Port Hudson field has three producing wells that have produced a total of 1.24 million bbls as of March 31, 2014 with estimated total remaining recoverable proved developed producing reserves of 199,778 bbls (6,312 bbls net to West Texas Resources after giving effect to the transaction with EnTek Partners), and 229,000 bbls of proven developed behind pipe reserves (6,983 bbls net to West Texas Resources after giving effect to the transaction with EnTek Partners) and are currently producing approximately 270 bbls per day. The operator of the Port Hudson field has no current plans for the further development of the property.

West Cam 225 Field

In September 2013, we acquired a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana, from Enovation Resources, LLC for total consideration of $50,000. Concurrent with our purchase of the working interest, we also paid the operator $230,459 as our allocable share of the expenses associated with the West Cam 225 property. Pursuant to our April 15, 2014 agreement with EnTek Partners, LLC, EnTek Partners has also agreed to provide to us $275,000 in non-recourse financing to pay for our share of a dual recompletion in the D-1 well at the West Cam 225 property in exchange for our agreement to provide EnTek Partners with 75% of the net profits derived by us from the West Cam 225 property until such time as EnTek Partners has recouped 100% of the recompletion costs advanced on our behalf and 50% of the net profits thereafter. The transactions under the EnTek Partners agreement closed on April 16, 2014, with an effective date of January 1, 2014.

As of March 31, 2014, the West Cam 225 field had proven reserves of 10.7 bcf of gas and 14.7 mbc or 1.8 million net equivalent bbls (61,453 net equivalent bbls net to West Texas Resources after giving effect to the transaction with EnTek Partners) and has two producing wells, the #7 and the D-1, that were previously shut-in and waiting on a sales pipeline connection. The pipeline was completed and tested in August 2013 and now the two wells are currently producing at a combined gross rate of 2 mmcfd. As of March 31, 2014, the D-1 well has overproduced its expected recoverable reserves in its original completion in the 6,800’ Sand and is currently producing at a high water cut. The operator presently intends to perform a dual recompletion on the D-1 well in the fourth quarter of 2014, at which time the two wells will be recompleted uphole into the 2,600’ sand in the short string and the 5,900’ sand in the long string and are expected to produce at a combined rate of 7.5 mmcfd and thereby provide access to 7.93 bcf and 14.7 mbc of gross proved behind pipe reserves.

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. During the three and six month periods ended March 31, 2014, we had $67,298 and $168,858 of revenue, respectively, all of which was oil and gas sales derived from our working interest in the Port Hudson field which we acquired effective as of April 1, 2013. We had no revenue during the prior year periods.

For the three month periods ended March 31, 2014 and 2013, we had general and administrative expenses of $306,536 and $55,297, respectively. We had general and administrative expenses of $470,436 and $106,436 during the six month periods ended March 31, 2014 and 2013, respectively. The increase in general and administrative expenses was due to increased consulting fees, non-cash expenses related to stock option grants and operational costs during the periods ended March 31, 2014, compared to the prior year periods, as a result of our commencement of revenue producing operations in the fourth fiscal quarter of 2013. Notwithstanding the increase in our general and administrative expenses, we realized positive cash flow from operations in the amount of $45,056 during the six months ended March 31, 2014, compared to negative cash flow from operations of $(106,940) for the prior year period.

During the three month periods ended March 31, 2014 and 2013, we had other expenses of $56,517 and $4,858, respectively. We had other expenses of $231,196 and $8,245 for the six month periods ended March 31, 2014 and 2013, respectively. The increase in other expenses was due primarily to an increase in interest expense and amortized debt discount during the periods ended March 31, 2014 related to our borrowings conducted during the third and fourth fiscal quarters of 2013, compared to no interest expense or debt discount for the prior year periods.

For the three month periods ended March 31, 2014 and 2013, we incurred a net loss of $(295,755) and $(60,155), respectively. We had a net loss of $(532,774) and $(114,681) for the six month periods ended March 31, 2014 and 2013, respectively. The increase in our net loss was the result of an increase in expenses during the periods ended March 31, 2014 compared to the prior year periods, offset by an increase of revenue between the same periods.

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

Financial Condition

As of March 31, 2014, we had total assets of $1,050,714 and negative working capital of $(70,828). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have a limited history of generating cash from oil and gas operations. We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief accounting officer, concluded that as of March 31, 2014 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2014, we conducted the private placement sale of 52,000 shares of our common stock, at the offering price of $0.50 per share, for the gross proceeds of $26,000. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under.  The investors were accredited investors, as such term is defined in Rule 501 under the Securities Act.   The offering was conducted by our management.  No sales commissions or finders’ fees were paid by us or anyone else.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

10.1	Letter Agreement dated April 15, 2014 between the Registrant and EnTek Partners, LLC.	Incorporated by reference from Registrant‘s Current Report on Form 8-K filed on April 21, 2014

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

WEST TEXAS RESOURCES, INC.

Date:	May 13, 2014	By:	/s/ Stephen E. Jones
Stephen E. Jones,
President and Chief Executive Officer

Date:	May 13, 2014	By:	/s/ John D. Kerr
John D. Kerr,
Chief Financial Officer

