Form 10-Q
period 2014-06-30
West Texas Resources, Inc.
filed 2014-08-14
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 14, 2014, there were outstanding 14,385,400 shares of the common stock of West Texas Resources, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

Balance Sheets

	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$239,431	$16,631
Accounts receivable	70,565	168,949
Total Current Assets	309,996	185,580

Oil and gas properties, using successful effort accounting	737,610	1,002,109

TOTAL ASSETS	$1,047,606	$1,187,689

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$126,430	$151,196
Payroll liabilities	3,499	3,911
Asset retirement obligation	10,000	10,000
Shareholder advances	66,079	15,000
Interest payable	19,180	5,378
Notes payable - related parties, net of discount	168,386	56,388
Other notes payable	–	50,000
Total Current Liabilities	393,574	291,873

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,271,400 and 14,079,400 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	14,271	14,079
Additional paid-in capital	1,754,099	1,426,035
Accumulated deficit	(1,114,338)	(544,298)
Total Shareholders' Equity	654,032	895,816

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,047,606	$1,187,689

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues
Oil and gas sales	$103,248	$127,705	$272,105	$127,705

General and administrative expenses	67,782	26,397	573,347	132,833
Operating Loss	35,466	101,308	(301,242)	(5,128)

Other income (expenses)
Interest expense	(11,490)	–	(33,816)	–
Amortization of debt discount	(26,110)	–	(214,997)	–
Asset retirement expense	–	(10,000)	–	(10,000)
Impairment loss on investment	–	(108,373)	–	(108,373)
Depreciation expense	–	–	–	(2,980)
Loss on sale of oil and gas interest	–	–	(19,983)	–
Loss on disposal of fixed asset	–	–	–	(5,265)
Loss Before Income Taxes	(2,134)	(17,065)	(570,038)	(131,746)

Tax provision	–	–	–	–
Net Loss	$(2,134)	$(17,065)	$(570,038)	$(131,746)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,187,224	13,397,000	14,124,118	13,207,500

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.04)	$(0.01)

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(570,038)	$(131,746)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	–	2,980
Loss on disposal of fixed asset	–	5,265
Asset retirement expense	–	10,000
Impairment loss on investment	–	108,373
Loss on sale of oil and gas interest	19,983	–
Amortization of debt discount	214,997	–
Stock-based compensation	232,256	–
Changes in operating assets and liabilities:
Accounts receivable	98,384	(127,705)
Investment payable	–	702,900
Payroll liabilities	(412)	–
Interest payable	13,802	–
Other payables and accrued expenses	(24,766)	(210)

Net cash provided by (used in) operating activities	(15,794)	569,857

Cash flows from investing activities
Investments	(45,483)	(702,900)
Proceeds from sale of oil and gas interest	290,000	–
Net proceeds from sale of water truck	–	16,458

Net cash provided by (used in) investing activities	244,517	(686,442)

Cash flows from financing activities
Proceeds from sale of common stock	96,000	177,350
Repayment on notes payable	(153,002)	–
Shareholder Advances	51,079	6,000

Net cash (used in) provided by financing activities	(5,923)	183,350

Net increase in cash	222,800	66,765

Cash, beginning of period	16,631	8,611

Cash, end of period	$239,431	$75,376

Supplemental cash flow disclosure:
Interest paid	$20,014	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$–	$41,000

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

June 30, 2014 and 2013

Revenue recognition

Substantially all of the Company’s revenue is from sales of oil and gas production and is recognized based on sales or delivery date completed by the operating company.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine months ended June 30, 2014 and 2013, all common stock equivalents were anti-dilutive.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014 and 2013

As of June 30, 2014 and September 30, 2013, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provision did not have an material impact on the Company’s financial condition or results of operations.

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

In October 2011, the operator of the Company's Eastland County prospect began drilling and fracturing operations. As of June 30, 2014, no revenue has yet to be derived from the wells.

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

June 30, 2014 and 2013

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

The transactions under the agreement closed on April 16, 2014, with an effective date of January 1, 2014. As a result, during the nine months ended June 30, 2014, the Company recorded a loss on sale of the working interest of $19,983.

During the quarter ended June 30, 2014, the Company made additional investments of $45,484 on leases of various land in Hale County, Texas. As of June 30, 2014, $13,600 was not paid and recorded as accrued expenses and other payables.

As of June 30, 2014 and September 30, 2013, total oil and gas properties amounted to $737,610 and $1,002,109, respectively.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014 and 2013

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

In connection with the issuance of the above notes, the Company recorded a note discount of $647,762, which is to be amortized over the lives of the notes. For the three and nine months ended June 30, 2014, the Company recorded amortization of note discount of $26,110 and $214,997, respectively.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014 and 2013

As of the date of this report, the $417,762 note due to Mr. Gary Bryant is current. The outstanding balance of this note was $364,763 as of June 30, 2014. The maturity date of the $130,000 note has been extended to January 6, 2015. For the $100,000 noted due to the unrelated party, the Company had paid off the note in full during the quarter ended June 30, 2014.

5.	Shareholder Advances

During the nine months ended June 30, 2014, a shareholder advanced a total amount of $51,079 as advances to the Company to support its daily operations. These advances are due on demand. Of the total amount of advances, $20,000 of the advances do not bear any interest and $31,079 of the advances bear interest at the rate of 5.9% percent per annum. In fiscal year 2013, $41,000 of shareholder advances were converted into 82,000 shares of the Company’s common stock. As of June 30, 2014 and September 30, 2013, the total outstanding amount due to the shareholder was $66,079 and $15,000, respectively.

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

During the nine months ended June 30, 2014, the Company entered into various subscription agreements with accredited investors to sell 192,000 shares of the Company’s common stock at $0.50 per share. The shares were issued and the total amount of $96,000 was received during the nine months ended June 30, 2014.

As of June 30, 2014 and September 30, 2013, the Company had 14,271,400 and 14,079,400 shares of common stock issued and outstanding, respectively. The Company has not issued any of its preferred stock.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014 and 2013

The Company granted options to certain consultants to purchase 400,000 shares of the Company’s common stock. The options vested immediately and expire on September 15, 2016. The fair value of each share-based award was estimated using the Black-Scholes option pricing model or a lattice model. The fair value of these options, determined to be $65,402, was included in general and administrative expenses for the year ended September 30, 2011.

The following assumptions were used in the fair value method calculation:

•	Volatility: 83%

•	Risk free rate of return: 1%

•	Expected term: 5 years

On March 7, 2014, the Company granted options to certain consultants to purchase 1,500,000 shares of the Company’s common stock. The options expire on March 7, 2019 and vest as following:

•	200,000 shares to vest upon the date of grant;
•	250,000 shares to vest upon the completion of financing of at least $250,000 during the first three months following the date of grant;
•	400,000 shares to vest upon the completion of financing of at least $1,000,000 (inclusive of any financing amounts attributed to the above-described vesting condition) during the first six months following the date of grant;
•	500,000 shares to vest upon the completion of financing of an additional of at least $5,000,000 (exclusive of any financing amounts attributed to the above-described vesting condition) during the first 18 months following the date of grant; and
•	150,000 shares to vest upon the closing stock price of the Company trading at a VWAP of $3 per share, for twenty of thirty consecutive trading days within 18 months following the date of grant.

The fair value of the vested options for 200,000 shares, determined to be $116,137, was recorded in general and administrative expenses for the period ended June 30, 2014. The unvested options will be evaluated upon completion of the market or performance condition. During the quarter ended June 30, 2014, the Company did not complete the financing of $250,000. Therefore, no share was vested for the three months ended June 30, 2014.

On March 11, 2014, the Company granted options to its officers to purchase a total of 200,000 shares of the Company’s common stock. The options expire on March 11, 2019 and vest immediately. The fair value of these options, determined to be $116,119 and was included in general and administrative expenses for the nine months ended June 30, 2014.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014 and 2013

The following assumptions were used in the fair value method calculation:

•	Volatility: 190%

•	Risk free rate of return: 1.5%

•	Expected term: 5 years

The following information applies to all options outstanding at June 30, 2014:

•	Weighted average exercise price: $0.53

•	Options outstanding and exercisable: 800,000

•	Average remaining life: 3.70 years

7.	Supplementary Oil and Gas Information (Unaudited)

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

The information for the Company’s interests of reserves as of June 30, 2014, and after giving effect to dispositions described in Note 3 above, is as follows:

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014 and 2013

Net Remaining Reserves
	Oil (bbls)	Gas (MMcf)	Cond (bbls)	BOE (bbls)
Proved developed reserves
WC225	–	767,466	1,058	128,969
Port Hudson	12,510	–	–	12,510
Subtotal	12,510	767,466	1,058	141,478

Proved undeveloped reserves
WC225
Port Hudson
Subtotal	–	–	–	–

Total proved reserves	12,510	767,466	1,058	141,478

Total Proved Net Developed Reserves
		Proved NBOE
Reserves as of September 30, 2013		146,268
Production during the nine month period		4,790
Reserves as of June 30, 2014		141,478

8.	Subsequent Events

Events subsequent to June 30, 2014 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no other subsequent events that should be disclosed.

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

Wolfcamp Field

In June and July 2014, we acquired non-operating leases covering approximately 1,070 gross mineral acres leases in the Wolfcamp field located in Hale County, Texas. The leases were acquired for cash payments of $45,484. The leases have a primary term of five years with our option to extend the term for another five years. The leased properties are a natural gas prospects, for which we hold 50% of the working interest and an 40% net revenue interest. The leased properties are subject to a 20% royalties held by the owners and a third party. We are currently evaluating our options for the exploitation of the leased properties, including our sale of the leases or our farm-out of the leases to a natural gas operator.

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. From April 1, 2013 to December 2014, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we have derived revenue from our working interest in the West Cam 225 field. During the three month periods ended June 30, 2014 and 2013, we had $103,248 and $127,705 of revenue, respectively. The decrease in revenue was due to our sale of a portion of our working interest in the Port Hudson field in April 2014, offset by our realization of $21,000 of revenue during the three month period ended June 30, 2014 from our working interest in the West Cam 225 field. During the nine month periods ended June 30, 2014 and 2013, we had $272,105 and $127,705 of revenue, respectively. All of our revenue during the nine month period ended June 30, 2013 was oil and gas sales derived from our working interest in the Port Hudson field, whereas our revenue for the nine months ended September 30, 2014 consisted of revenue in the amount of $242,105 from our working interest in the Port Hudson field and revenue in the amount of $30,000 from our working interest in the West Cam 225 field.

For the three month period ended June 30, 2014, we had general and administrative expenses of $67,782 compared to general and administrative expenses of $26,397 during the prior year period. The increase in expenses is attributable to the higher level of activity during the 2014 period. For the nine month period ended June 30, 2014, and we had general and administrative expenses of $573,347 compared to general and administrative expenses of $132,833 during the prior year period. The increase in expenses is attributable to the higher level of activity during the 2014 period and our incursion of $232,256 of stock-based compensation during the nine months ended June 30, 2014 compared to nil stock-based compensation during the prior year period.

For the three month period ended June 30, 2014, we had other expenses of $37,600 compared to other expenses of $118,373 during the prior year period. The decrease in other expenses is attributable to an impairment charge in the amount of $108,373 relating to our Eastland County prospect taken during the three months ended June 30, 2013. For the nine month period ended June 30, 2014, we had other expenses of $268,796 compared to other expenses of $126,618. The increase in other expenses was due primarily to an increase in interest expense and amortized debt discount in the amount of $188,887 during the period ended June 30, 2014, compared to the prior year period, related to our borrowings conducted during the third and fourth fiscal quarters of 2013.

For the three month periods ended June 30, 2014 and 2013, we incurred a net loss of $(2,134) and $(17,056), respectively. We had a net loss of $(570,038) and $(131,746) for the nine month periods ended June 30, 2014 and 2013, respectively. The increase in our net loss was the result of an increase in expenses during the periods ended June 30, 2014 compared to the prior year periods.

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

Financial Condition

As of June 30, 2014, we had total assets of $1,047,606 and negative working capital of $(83,578). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have a limited history of generating cash from oil and gas operations. We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief accounting officer, concluded that as of June 30, 2014 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended June 30, 2014, we conducted the private placement sale of 140,000 shares of our common stock, at the offering price of $0.50 per share, for the gross proceeds of $70,000. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under.  The investors were accredited investors, as such term is defined in Rule 501 under the Securities Act.   The offering was conducted by our management.  No sales commissions or finders’ fees were paid by us or anyone else.

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

WEST TEXAS RESOURCES, INC.

Date:	August 14, 2014	By:	/s/ Stephen E. Jones
Stephen E. Jones,
President and Chief Executive Officer

Date:	August 14, 2014	By:	/s/ John D. Kerr
John D. Kerr,
Chief Financial Officer

