Form 10-K
period 2014-09-30
West Texas Resources, Inc.
filed 2015-01-14
CIK 1518985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

(214) 868-3939

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,593,280.

The number of shares of the registrant’s common stock outstanding as of January 12, 2014 was 14,415,400.

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

Oil and Gas Interests

Port Hudson Field

We own a 4.0506% working interest (3.1595% net revenue interest) in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana. Our acquisition of the Port Hudson working interest was effective as of April 1, 2013. Accordingly, we have received revenue from the Port Hudson working interest commencing on April 1, 2013. The Port Hudson field has three producing wells that have produced a total of 1.29 million bbls as of September 30, 2014 with estimated total remaining recoverable proved developed producing reserves of 449,000 bbls (14,186 bbls net to West Texas Resources), and 26,000 bbls of proven developed behind pipe reserves (821 bbls net to West Texas Resources) and are currently producing approximately 260 bbls per day. The operator of the Port Hudson field has no current plans for the further development of the property.

West Cam 225 Field

We own a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana. As of September 30, 2014, the West Cam 225 field had proven reserves of 8,996 mmcf of gas or 1,499 mboes (108,131 equivalent bbls net to West Texas Resources) and has two producing wells, the #7 and the D-1, that were previously shut-in and waiting on a sales pipeline connection. The pipeline was completed and tested in August 2013 and now the two wells are currently producing intermittently at a combined gross rate of 1.6 mmcfd. As of September 30, 2014, the D-1 well has overproduced its expected recoverable reserves in its original completion in the 6,800’ sand and is currently producing at a high water cut. The operator presently intends to perform a recompletion on the D-1 well in the second quarter of 2015, at which time the D-1 well will be recompleted uphole into the 5,900’ sand and is expected to produce at a combined rate of 5.5 mmcfd, including the #7 well, and thereby provide access to 7.93 bcf of gross proved behind pipe reserves.

Wolfcamp Field

We hold non-operating leases covering approximately 1,070 gross mineral acre leases in the Wolfcamp field located in Hale County, Texas. The leases have a primary term of five years with our option to extend the term for another five years. The leased properties are a natural gas prospect, for which we hold 50% of the working interest and a 40% net revenue interest. The leased properties are subject to a 20% royalties held by the owners and a third party. We are currently evaluating our options for the exploitation of the leased properties, including our sale of the leases or our farm-out of the leases to a natural gas operator.

Sunshine Prospect

We hold a 15% (14.25% net revenue interest) in a non-operating oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. The operator intends to drill an initial well in the prospect in 2015.

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing well bore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. The operator plans to commence the re-entry of the Stansell #1-A well in December 2014.

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

boe/d. boe per day.

btu. The British thermal unit, a traditional unit of energy equal to about 1055 joules. It is the amount of energy needed to cool or heat one pound of water by one degree Fahrenheit (Physical analogue; one four inch, wooden kitchen match consumed completely generates 1 btu).

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

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. As of September 30, 2014, we had total current assets of $189,561 and a working capital deficit of $(272,849). We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs. We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, as of the date of this report, we have no commitments for the sale of our securities or our acquisition of additional capital through any other means nor can there be any assurance that any funds will be available on commercially reasonable terms, if at all.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2014 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Market conditions for oil and natural gas, and particularly the recent decline in prices for oil and natural gas, could adversely affect our revenue, cash flows, profitability and growth. Our project revenue, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also make it uneconomical for our operating partners to commence or continue production levels of natural gas and crude oil. Over the six months preceding the date of this report, the NYMEX settled prices for oil and natural gas have decreased by approximately 50%. For example, during 2013 and 2014, the price of oil per bbl was consistently in the range of $85 to $90 per bbl, and hit a two year high of $101 per bbl on June 21, 2014. However, since then the prices of oil and natural gas have significantly decreased due to an over-supply and decreasing demand, and experts believe that the prices of oil and natural gas will stay suppressed for some time from the price levels experienced during the last few years.

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

Our estimated reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves. We have obtained a reserve report as of September 30, 2014 prepared by Collarini Associates, of Houston, Texas. Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves and future production. It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas and prices, future production levels and operating and development costs. In estimating our level of oil and natural gas reserves, Collarini Associates makes certain assumptions that may prove to be incorrect, including assumptions relating to:

•	the level of oil and natural gas prices;
•	future production levels;
•	capital expenditures;
•	operating and development costs;
•	the effects of regulation;
•	the accuracy and reliability of the underlying engineering and geologic data; and
•	the availability of funds.

If these assumptions prove to be incorrect, Collarini Associates’ estimates of our reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated reserves could change significantly. Moreover, the variability is likely to be higher for probable and possible reserve estimates. The reserve estimates for wells or fields that do not have a lengthy production history are less reliable than estimates for wells or fields with lengthy production histories. A lack of production history may contribute to inaccuracy in the estimates of proved reserves, future production rates and the timing of development expenditures.

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

The Port Hudson field has three producing wells that have produced a total of 1.29 million bbls as of September 30, 2014 with estimated total remaining recoverable proved developed producing reserves of 449,000 bbls (14,186 bbls net to West Texas Resources after giving effect to the transaction with EnTek Partners), and 26,000 bbls of proven developed behind pipe reserves (821 bbls net to West Texas Resources after giving effect to the transaction with EnTek Partners) and are currently producing approximately 260 bbls per day. The operator of the Port Hudson field has no current plans for the further development of the property.

West Cam 225 Field

In September 2013, we acquired a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana, from Enovation Resources, LLC for total consideration of $50,000. Concurrent with our purchase of the working interest, we also paid the operator $230,459 as our allocable share of the expenses associated with the West Cam 225 property to build a new incremental flowline connecting the D-1 platform to the Stingray Pipeline System. Pursuant to our April 15, 2014 agreement with EnTek Partners, LLC, EnTek Partners has also agreed to provide to us $275,000 in non-recourse financing to pay for our share of a dual recompletion in the D-1 well at the West Cam 225 property in exchange for our agreement to provide EnTek Partners with 75% of the net profits derived by us from the West Cam 225 property until such time as EnTek Partners has recouped 100% of the recompletion costs advanced on our behalf and 50% of the net profits thereafter. The transactions under the EnTek Partners agreement closed on April 16, 2014, with an effective date of January 1, 2014.

As of September 30, 2014, the West Cam 225 field had proven reserves of 8,996 mmcf of gas or 1,499 thousand net equivalent bbls (108,131 boes net to West Texas Resources after giving effect to the transaction with EnTek Partners) and has two producing wells, the #7 and the D-1, that were previously shut-in and waiting on a sales pipeline connection. The pipeline was completed and tested in August 2013 and now the two wells are currently producing at a combined intermittent gross rate of 1.6 mmcfd. As of September 30, 2014, the D-1 well has overproduced its expected recoverable reserves in its original completion in the 6,800’ sand and is currently producing at a high water cut. The operator presently intends to perform a recompletion on the D-1 well in the second quarter of 2015, at which time the D-1 well will be recompleted uphole into the 5,900’ sand and the field is expected to produce at a combined gross rate of 5.5 mmcfd and thereby provide access to 7.93 bcf of gross proved behind pipe reserves.

Wolfcamp Field

In June and July 2014, we acquired non-operating leases covering approximately 1,070 gross mineral acre leases in the Wolfcamp field located in Hale County, Texas. The leases were acquired for cash payments of $45,484. The leases have a primary term of five years with our option to extend the term for another five years. The leased properties constitute the surface acreage comprising a natural gas prospect, for which we hold 50% of the working interest and 40% net revenue interest. The leased properties are subject to a 20% royalty interest held by the owners and a third party. We are currently evaluating our options for the exploitation of the leased properties, including our sale of the leases or our farm-out of the leases to a natural gas operator.

Sunshine Prospect

On August 1, 2014, we acquired from Restech Resources, LLC to purchase a 15% (14.25% net revenue interest) in a non-operating oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. Our purchase price for the working interest was $76,500. The operator presently intends to drill an initial well on the Sunshine prospect on 2015.

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. The operator plans to commence the re-entry of the Stansell #1-A well in December 2014.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America. However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Estimated Proved Reserves

The following table sets forth our estimated proved reserves as of September 30, 2014:

Category	Oil	Gas	Dollar Amount
	(bbls)	(boe)	($)
Proved Developed	15,000	108,167	$1,251,000
Proved Undeveloped	–	–	–
Total Proved	15,000	108,167	$1,251,000

The estimated proven reserves set forth above are based on the SEC disclosure rules which require disclosure of oil and gas proved reserves by significant geographic area, using the arithmetic 12-month average first-day-of the-month prices for the year, as opposed to using year-end prices. The estimated dollar value of our proved reserves represents the present value, discounted at 10% per annum, or PV-10, of the estimated future cash flows before income taxes. The estimated dollar values are based on the unweighted arithmetic first-day-of the-month prices for the 12 months prior to September 30, 2014. We converted natural gas to oil equivalent at a ratio of six mcf to one boe.

All of our reserves are located within the continental U.S. and consist of our net interests in the estimated proven reserves at the Port Hudson and West Cam 225 fields. The reserve analysis set forth above was prepared by Collarini Associates, an independent third party oil and gas engineering firm.

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

Acreage

The following tables summarize by geographic area our developed and undeveloped acreage as of September 30, 2014. The term of the undeveloped leasehold acreage ranges from three to five years.

	Developed[1]		Undeveloped[2]
State	Gross[3]	Net[4]	Gross[3]	Net[4]

Louisiana	5,120	505.7	16,070	685
Total	--	--

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

Productive Wells

The following table summarizes by geographic area our gross and net interests in producing oil and gas wells as of September 30, 2013. Productive wells are producing wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well. A gross well is a well in which we hold a working interest. A net well is the amount of a gross well represented by our working interest and the number of net wells is the sum of all of our fractional interests in gross wells in which we hold a working interest.

	Gross Wells		Net Wells
State	Oil	Gas	Oil	Gas
Louisiana	3	2	0.1215	0.2003
Total	3	2	0.1215	0.2003

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

Market Information

Our common stock is quoted on the OTC Market under the symbol “WTXR” Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. The following table shows the reported high and low closing prices per share for our common stock based on information provided by the OTC Market for the periods indicated.

Fiscal Year Ended September 30, 2014	High	Low
Fourth Quarter	$1.00	$0.76
Third Quarter	$0.90	$0.64
Second Quarter	$0.89	$0.51
First Quarter	$1.15	$0.70

Fiscal Year Ended September 30, 2013	High	Low
Fourth Quarter	$1.00	$0.54
Third Quarter	$0.75	$0.60
Second Quarter	$0.75	$0.60
First Quarter	$0.80	$0.50

Holders of Record

As of January 12, 2014, there were approximately 171 holders of record of our common stock.

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

The following table sets forth certain information as of September 30, 2014 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	800,000	$0.53	2,200,000
Equity compensation plans not approved by security holders	–	–	–
Total	800,000	$0.53	2,200,000

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended September 30, 2014, we conducted the private placement sale of 336,000 shares of our common stock at the offering price of $0.50 per share to 12 parties for the gross proceeds of $168,000. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under. All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act. The offering was conducted by our management. No sales commissions or finders’ fees were paid by us or anyone else.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We were formed on December 9, 2010 under the laws of Nevada for the purpose of oil and gas exploration and development in North America. We commenced revenue producing oil and gas operations effective as of April 1, 2013.

Results of Operations

From April 1, 2013 to December 2014, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we have also derived revenue from our working interest in the West Cam 225 field. During the fiscal years ended September 30, 2014 and 2013, we had $304,289 and $254,601 of revenue, respectively. All of our revenue during the fiscal year ended September 30, 2013 was oil and gas sales derived from our working interest in the Port Hudson field, whereas our revenue for the fiscal year ended September 30, 2014 consisted of revenue in the amount of $260,179 from our working interest in the Port Hudson field and revenue in the amount of $44,110 from our working interest in the West Cam 225 field.

For the fiscal year ended September 30, 2014, we had general and administrative expenses of $742,870 compared to general and administrative expenses of $312,098 during the prior year. The increase in expenses is attributable to the higher level of activity during the 2014 and our incursion of $232,256 of stock-based compensation during the 2014 fiscal year compared to nil stock-based compensation during the prior year.

For the fiscal year ended September 30, 2014, we had other expenses of $294,530 compared to other expenses of $238,384 during the prior year. The increase in other expenses was due primarily to an increase in interest expense and amortized debt discount in the amount of $294,530 during 2014, compared to $111,766 of interest expense for the prior year related to our borrowings.

For the fiscal years ended September 30, 2014 and 2013, we incurred a net loss of $(733,111) and $(295,881), respectively. The increase in our net loss was the result of an increase in expenses during 2014 compared to the prior year.

Subject to our receipt of additional capital, our plan of operations over the next 12 months is to pursue the acquisition of additional equity interests in oil and gas properties to be thereafter exploited by us in conjunction with other oil and gas producers. As of the date of this memorandum, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

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

Financial Condition

As of September 30, 2014, we had total assets of $1,075,371 and negative working capital of $(272,849). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs. We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. We have undertaken the present offering for purposes of obtaining additional working capital. However, there are no commitments or agreement on the part of anyone to purchase our common shares. The Shares are being offered on a straight best efforts basis by our executive officers, which means that there is no minimum offering amount and no escrow of proceeds. There can be no assurance that we will be able to obtain additional capital on a timely basis in order to complete our acquisition of additional oil and gas interests.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2014 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of West Texas Resources, Inc.

We have audited the accompanying balance sheets of West Texas Resources, Inc. as of September 30, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2014. West Texas Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Resources, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows the years ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not earned any significant revenues since inception and has an accumulated deficit of $1,277,409, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Farber Hass Hurley LLP

Chatsworth, California

January 13, 2015

West Texas Resources, Inc.

BALANCE SHEETS

	September 30,	September 30,
	2014	2013

ASSETS
Current Assets
Cash	$144,506	$16,631
Accounts receivable	45,055	168,949
Total Current Assets	189,561	185,580

Oil and gas properties, using successful effort accounting	885,810	1,002,109

TOTAL ASSETS	$1,075,371	$1,187,689

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$159,255	$151,196
Payroll liabilities	3,499	3,911
Investment payable	13,600	–
Asset retirement obligation	10,000	10,000
Shareholder advances	35,000	15,000
Interest payable	19,303	5,378
Notes payable - related parties, net of discount	183,384	106,388
Other payable	38,369	–
Total Current Liabilities	462,410	291,873

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,415,400 and 14,079,400 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	14,415	14,079
Additional paid-in capital	1,875,955	1,426,035
Accumulated deficit	(1,277,409)	(544,298)
Total Shareholders' Equity	612,961	895,816

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,075,371	$1,187,689

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2014	2013
Revenues
Oil and gas sales	$304,289	$254,601

General and administrative expenses	742,870	312,098

Operating Loss	(438,581)	(57,497)

Other income (expenses)
Interest expense	(40,923)	(5,378)
Amortization of debt discount	(253,607)	(106,388)
Depreciation expense	–	(2,980)
Loss on disposal of fixed asset	–	(5,265)
Asset retirement expense	–	(10,000)
Impairment loss on investment	–	(108,373)

Loss Before Income Taxes	(733,111)	(295,881)

Tax provision	–	–

Net Loss	$(733,111)	$(295,881)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,182,984	13,303,603

Basic and diluted net loss per share	$(0.05)	$(0.02)

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended September 30, 2014 and 2013

	Common Stock		Options	Additional		Total
	Number		Number	Paid-in	Accumulated	Shareholders'
	of Shares	Amount	of Options	Capital	Deficit	Equity
Balance, September 30, 2012	13,106,500	$13,106	400,000	$292,796	$(248,417)	$57,485
Issuance of common stock for cash	890,900	891		444,559		445,450
Conversion of shareholder advances to common stock	82,000	82		40,918		41,000
Debt discount				647,762		647,762
Net loss					(295,881)	(295,881)
Balance, September 30, 2013	14,079,400	$14,079	400,000	$1,426,035	$(544,298)	$895,816

Issuance of common stock for cash	336,000	336		167,664		168,000
Debt discount				50,000		50,000
Stock based compensation			400,000	232,256		232,256
Net loss					(733,111)	(723,111)
Balance, September 30, 2014	14,415,400	$14,415	800,000	$1,875,955	$(1,277,409)	$612,961

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(733,111)	$(295,881)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	232,256	–
Depreciation expense	–	2,980
Loss on disposal of fixed asset	–	5,265
Loss on sale of oil and gas interest	19,983	–
Asset retirement expense	–	10,000
Impairment loss on investment	–	108,373
Amortization of debt discount	253,607	106,388
Changes in operating assets and liabilities:
Accounts receivable	123,895	(168,949)
Payroll liabilities	(412)	54
Investment payable	13,600	–
Other payable - Bank of America	38,369	–
Interest payable	13,925	5,378
Accrued expenses	8,059	87,100

Net cash used in operating activities	(29,829)	(139,292)

Cash flows from investing activities
Cash to purchase oil and gas properties	(193,684)	(983,359)
Proceeds from sale of oil and gas interest	290,000	–
Net proceeds from sale of water truck	–	16,458

Net cash provided by (used in) investing activities	96,316	(966,901)

Cash flows from financing activities
Proceeds from sale of common stock	168,000	445,450
Proceeds from notes payable	50,000	647,763
Repayment on note payable	(176,612)	–
Shareholder Advances	20,000	21,000

Net cash provided by financing activities	61,388	1,114,213

Net increase (decrease) in cash	127,875	8,020

Cash, beginning of period	16,631	8,611

Cash, end of period	$144,506	$16,631

Supplemental cash flow disclosure:
Interest paid	$26,998	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$–	$41,000

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the years ended September 30, 2014 and 2013, the Company incurred a net loss of $733,111 and $295,881, respectively, In addition, the Company had an accumulative deficit of $1,277,409 and $544,298, as of September 30, 2014 and 2013, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. During the years ended September 30, 2014 and 2013, the Company determined that the investment in one of its oil and gas properties was impaired due to unsuccessful fracking process. Accordingly, the Company recorded impairment loss of $0 and $108,373 as of September 30, 2014 and 2013, respectively to write off the capitalized fracking costs.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

Income taxes

The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with ASC 740, Income Taxes.

Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from 2011 to the present, generally for three years after they are filed.

The Company did not file its income tax returns for fiscal year 2012 and 2013. The Company believes that it should not have any material impact on the financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For years ended September 30, 2014 and 2013, all common stock equivalents were anti-dilutive.

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

As of September 30, 2014 and 2013, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

On December 31, 2012, the Company entered into an agreement with a third party to sell the water truck for a cash amount of $25,000 and recorded a receivable of $21,316, net of a replacement cost of tires of $3,684. The Company received cash of $21,316 as full payment of the sale on January 3, 2013. In addition, the Company paid $4,858 title fees and commission for selling the water truck in January 2013. For the years ended September 30, 2014 and 2013, the Company recorded loss on disposal of fix asset of $0 and $5,265.

3.	Oil and Gas Properties

West Texas Royalties

In September 2011, the Company acquired a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas, for $127,123 cash.

In October 2011, West Texas Royalties, Inc., the operator of the Company's Eastland County prospect began drilling and fracturing operations. As of September 30, 2013, no revenue has yet to be derived from the wells.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

Port Hudson Field, Baton Rouge Parish, Louisiana

Effective April 1, 2013, the Company acquired a 7.24625% working interest in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, for a total consideration of $702,900. The Company’s working interest is subject to certain overriding royalty interests, subject to which it has a 5.65158% net revenue interest in the Port Hudson Field.

On April 5, 2014, we entered into an agreement with EnTek Partners, LLC for the sale of 44.1% of our working interest in the Port Hudson field for the total consideration of $290,000, less any payments received by us for production from the Port Hudson field occurring after January 1, 2014. Pursuant to our agreement with EnTek Partners, we sold to EnTek an undivided 3.1956% of 8/8th working interest (2.4926% net revenue interest) out of the working interests in the Port Hudson field owned by us. The transactions under the Entek Partners agreement closed on April 16, 2014, with an effective date of January 1, 2014. After giving effect to the sale, we continue to hold a 4.0506% working interest (3.1595% net revenue interest) in Port Hudson field. During the year ended September 30, 2014, the Company recorded a loss on sale of the working interest of $19,983.

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

West Cam 225, Louisiana

On August 16, 2013, the Company entered into an agreement with Enovation Resources, LLC to purchase a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana. The Company’s purchase price for the working interest is $50,000. In addition to the purchase price, the Company paid $230,459 as advance for costs for development.

Wolfcamp Field

In June and July 2014, we acquired non-operating leases covering approximately 1,070 gross mineral acre leases in the Wolfcamp field located in Hale County, Texas. The leases were acquired for cash payments of $45,484. The leases have a primary term of five years with our option to extend the term for another five years. The leased properties constitute the surface acreage comprising a natural gas prospect, for which we hold 50% of the working interest and 40% net revenue interest. The leased properties are subject to a 20% royalty interest held by the owners and a third party. We are currently evaluating our options for the exploitation of the leased properties, including our sale of the leases or our farm-out of the leases to a natural gas operator.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

Sunshine Prospect, Landry Parish, Louisiana

On August 1, 2014, the Company entered into an agreement with Restech Resources, LLC to purchase a 15% (14.25% net revenue interest) in an oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. Our purchase price for the working interest was $76,500.

Birnie Field, Motley County, Texas

On September 17, 2014, the Company entered into an agreement with Escopeta Oil and Gas Corporation to purchase a 10% working interest (7.5% net revenue interest) in a natural gas prospect located in the Birnie field in Motley County, Texas. The working interest concerns 5,760 leased acres in the Palo Duro Basin prospect. Our purchase price for the working interest was $70,000.

As of September 30, 2014 and 2013, total oil and gas properties amounted to $885,810 and $1,002,109, respectively.

4.	Notes Payable – Related Parties

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

On September 6, 2013, the Company entered into another loan agreement with Mr. Gary Bryant, pursuant to which Mr. Bryant loaned us $130,000, the proceeds of which were used to partially finance our payment of our allocable expenses associated with our working interest in the West Cam 225 field, described in Note 3 above. The loan bears interest on the unpaid principal amount at the rate of 6% per annum. All principal and interest are payable on December 6, 2013 and are convertible into shares of our common stock, at the option of the holder, at the rate of $0.50 per share. Our obligations under the loan are secured by our working interest in the Port Hudson field. We also entered into an amendment to our loan agreement with Mr. Bryant dated August 14, 2013, in the original principal amount of $417,762, to provide that all principal and interest under that loan agreement are convertible into shares of our common stock, at the option of the holder, at the rate of $0.50 per share.

On September 6, 2013, the Company entered into a second loan agreement with a company controlled by one of the shareholders pursuant to which the lender loaned us $100,000. The proceeds of which were used to partially finance our payment of our allocable expenses associated with our working interest in the West Cam 225 field, described in Note 3 above. The loan carried interest on the unpaid principal amount at the rate of 6% per annum. All principal and interest were paid off in April 2014. Our obligations under the loan were secured by our working interest in the West Cam 225 field. In connection with the loan, we granted the lender a warrant to purchase 200,000 shares of our common stock, at an exercise price of $0.50 per share, over a two year period expiring on September 5, 2015. This note was fully paid off as of September 30, 2014.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

The Company determined that the fair value of the above conversion options and the warrants using the Black – Scholes model with the variables listed below:

•	Volatility: 160%

•	Risk free rate of return: 0.01% to 0.875%

•	Expected term: 0.25 to 4 years

On September 16, 2014, the Company entered into a Note purchase agreement with Lake Oswego Oil Company, LLC, an Oregon limited liability company controlled by one of the shareholders, pursuant to which the Company sells a secured promissory note in the principal amount of $50,000, for a purchase price of $50,000. Interest was accrued on the unpaid principal balance of the note at the rate of six percent per annum. All principal and unpaid interest were paid off in the first quarter of 2015. As an inducement to the note holder to enter into this agreement, the Company hereby grants the note holder a warrant to purchase 100,000 shares of the Company’s $0.001 par value common stock, and the warrant shall be exercisable at $0.50 per share over a two year period expiring on September 16, 2019.

The Company determined that the fair value of the warrants using Black – Scholes model with the variable listed below:

•	Volatility: 340%

•	Risk free rate of return: 1.688%

•	Expected term: 2 years

In connection with the issuance of the above notes, the Company recorded a note discount of $50,000 and $647,762 for the years ended September 30, 2014 and 2013, respectively, which are to be amortized over the lives of the notes. For the years ended September 30, 2014 and 2013, the Company recorded amortization of note discount of $253,607 and $106,388 as amortization of debt discount.

5.	Shareholder Advances

During the year ended September 30, 2014 and 2013, a shareholder advanced a total amount of $20,000 and $21,000 respectively, as advances to the Company to support its daily operations. These advances are due on demand and do not bear any interest. In the fiscal year 2013, $41,000 of shareholder advances were converted into 82,000 shares of the Company’s common stock. As of September 30, 2014 and 2013, the total outstanding amount due to the shareholder was $35,000 and $15,000, respectively.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

During the year ended September 30, 2013, the Company entered into various subscription agreements with accredited investors to sell 890,900 shares of the Company’s common stock at $0.50 per share. The total amount of $445,450 was received upon signing of the subscription agreements.

During the year ended September 30, 2014, the Company entered into various subscription agreements with accredited investors to sell 336,000 shares of the Company’s common stock at $0.50 per share. The total amount of $168,000 was received upon signing of the subscription agreements.

As of September 30, 2014 and 2013, the Company had 14,415,400 and 14,079,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

The fair value of the vested options for 200,000 shares, determined to be $116,137, was recorded in general and administrative expenses for the year ended September 30, 2014. The unvested options will be evaluated upon completion of the market or performance condition. During the year ended September 30, 2014, the Company did not complete the financing of $250,000. Therefore, no share was vested for the year ended September 30, 2014.

On March 11, 2014, the Company granted options to its officers to purchase a total of 200,000 shares of the Company’s common stock. The options expire on March 11, 2019 and vest immediately. The fair value of these options, determined to be $116,119 and was included in general and administrative expenses for the year ended September 30, 2014.

The following assumptions were used in the fair value method calculation:

•	Volatility: 190%

•	Risk free rate of return: 1.5%

•	Expected term: 5 years

The following information applies to all options outstanding at September 30, 2014:

•	Weighted average exercise price: $0.53

•	Options outstanding and exercisable: 800,000

•	Average remaining life: 4.00 years

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 and 2013

7.	Supplementary Oil and Gas Information (Unaudited)

Proved oil and gas reserve quantities are based on estimates prepared by the Company’s third party reservoir engineering firms Collarini Associates for 2014, and our management for 2013 in accordance with guidelines established by the Securities and Exchange Commission. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents those estimates only and should not be construed as being exact. All of the reserves are located in the United States.

The information for the Company’s interests of reserves as of September 30, 2014 are as follows:

Net Remaining Reserves (in thousands)

	Oil (bbls)	Gas (MMcf)	Cond (bbls)	BOE (bbls)
Proved Developed Reserves
WC225	0	27	0	5
Port Hudson	14	0	0	14
Subtotal	14	27	0	19

Proved Undeveloped Reserves
WC 225	0	622	0	104
Port Hudson	1	0	0	1
Subtotal	1	622	0	105

Total Proved Reserves	15	649	0	123

Total Proved Net Developed Reserves (in thousands)

Proved NBOE
Reserves as of September 30, 2013	157
Less Adjustment for Entek Deal	(12)
Production during the year	(6)
Less Collarini adjustment	(16)
Reserves as of September 30, 2014	123

8.	Subsequent Event

Events subsequent to September 30, 2014 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no other subsequent events that should be disclosed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 15a-15(f) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of September 30, 2014 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers.

Name	Age	Position

Stephen E. Jones	44	Chairman of the Board, President and Chief Executive Officer

John D. Kerr	47	Chief Financial Officer and Director

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

Summary Compensation Table

The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2014 and 2013.

Name and Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)

Stephen E. Jones, President	2014	$36,000	--	--	$58,060	--	$94,060
and CEO	2013	$36,000	--	--	--	--	$36,000

John D. Kerr, CFO	2014	$36,000	--	--	$58,060	--	$94,060
	2013	$36,000	--	--	--	--	$36,000

The dollar amounts in column (f) reflect the values of options as of the grant date for the year ended September 30. 2014, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 6 to our audited financial statements for the year ended September 30, 2014.

Narrative Disclosure to Summary Compensation Table

We have no employment agreements with executive management. Each of our executive officers receives a salary of $3,000 per month.  Our executive officers are not entitled to receive any other compensatory benefits or consideration, such as medical or life insurance, car allowances or the like. At such time as our executive officers provide their full business time to our company on a continuous basis, we expect to adjust upward the compensation and benefits payable to our executive officers appropriately. In March 2014, we granted to Mr. Jones and Mr. Kerr options to purchase 100,000 shares of our common stock, each, at an exercise price of $0.60 per share.

Outstanding Equity Awards at September 30, 2014

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
John D. Kerr	200,000	--	--	$0.25	09/15/2016

John D. Kerr	100,000	--	--	$0.60	09/15/2016

Stephen E. Jones	100,000	--	--	$0.60	03/11/2019

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this memorandum by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors, executive officers and nominees to become directors; and

●	all directors and executive officers as a group.

Name and Address	Number of Shares	Percentage Owned (1)
Stephen E. Jones (2)(3)	400,000	2.8%
John D. Kerr (2)(3)	400,000	2.8%
Gary Bryant (4)(5)	7,112,524	45.9%
Danilo Cacciamatta (6)	1,100,000	7.6%
Suzanne Bryant (4)	1,100,400	7.6%
Directors and executive officers as a group	800,000	5.4%

(1)	The percentage amounts for each reported person are based on 14,407,400 common shares issued and outstanding as of the date of this report.

(2)	The address for the stockholder is 5729 Lebanon Road, Suite 144, Frisco, Texas 75034.

(3)	The shares for John D. Kerr include 300,000 shares underlying presently exercisable options and the shares for Stephen Jones include 100,000 shares underlying a presently exercisable option.

(4)	Gary and Suzanne Bryant are married, however they disclaim any interest in the shares held by the other. The address for the Gary and Suzanne Bryant is 980 Noble Champions Way, Bartonville, Texas 76226.

(5)	The shares for Gary Bryant include 1,095,524 shares issuable upon conversion of convertible secured promissory note issued by us to Mr. Bryant.

(6)	The address for the Danilo Cacciamatta is 1360 Temple Hills Dr., Laguna Beach, CA 92651.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions, Promoters and Director Independence

In addition to our executive officers and directors, Mr. Gary Bryant may be deemed to be a promoter of our company. Mr. Bryant and his wife, Suzanne Bryant, each purchased 100,000 shares of our common stock, at a purchase price of $0.25 per share, in connection with our 2011 private placement of common shares. From time to time, Mr. Bryant provides us with advances of funds. The advances are unsecured and do not accrue interest on the principal amount. During the fiscal year ended September 30, 2013, Mr. Bryant agreed to convert $41,000 of advances into 82,000 shares of our common stock at the rate of $0.50 per share. At the same time, Mr. Bryant purchased 24,000 shares of our common at a price of $0.50 per share. As of September 30, 2014 and 2013, the total outstanding amount of advances from Mr. Bryant were $35,000 and $15,000, respectively.

In addition to the advances provided by Mr. Bryant, during the fourth fiscal quarter of 2013 Mr. Bryant loaned us a total of $547,762 for purposes of financing a portion of the Port Hudson and West Cam 225 acquisitions, including a loan for $417,762, which bears interest on the unpaid principal amount at the rate of 8% per annum and is payable over a four year period at the amortized rate of $10,198 per month, and another loan for $130,000, which bears interest on the unpaid principal amount at the rate of 6% per annum and is payable on February 6, 2016. Our obligations under both loans are secured by our working interest in the Port Hudson field and all principal and interest under each loan is convertible, at the option of the holder, into our common shares at the rate of $0.50 per share.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended September 30, 2014 and 2013 by our independent registered public accounting firm, Farber Hass Hurley LLP, for the audit of our consolidated financial statements for the years ended September 30, 2014 and 2013, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, the filing of our Form S-1and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2014	2013
Audit Fees	$56,030	$7,500
Audit-Related Fees	–	4,000
	$56,030	$11,500

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

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on December 9, 2011.

3.2	Amendment to Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
10.1	West Texas Resources, Inc. 2011 Stock Incentive Plan*	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.2	Lease Agreement dated August 22, 2011 between Registrant and Bay Energy Services, Inc.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.3	Form of Registration Rights Agreement dated January 24, 2011 between Registrant and Selling Stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.4	Assignment dated September 30, 2011 between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.5	Joint Operating Agreement between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.6	Letter Agreement dated July 3, 2013 between the Registrant and Wells Fargo Energy Capital, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.7	Letter Agreement dated August 1, 2013 between Registrant and Gulfex Resources, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.8	Loan Agreement dated August 14, 2013 between Registrant and Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.9	Promissory Note dated August 14, 2013 made by Registrant in favor of Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.10	Letter Agreement dated August 16, 2013 between Registrant and Enovation Resources LLC.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.11	Loan Agreement dated September 5, 2013 between Registrant and Gary Bryant, as amended on January 10, 2014	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January14, 2014

10.12	Loan Agreement dated September 5, 2013 between Registrant and Lake Oswego Oil Company, LLC, as amended on January 10, 2014	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January14, 2014

10.13	Letter Agreement dated April 15, 2014 between the Registrant and EnTek Partners, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 21, 2014

14.1	West Texas Resources, Inc. Code of Ethics	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2013

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

WEST TEXAS RESOURCES, INC.

Date: January 13, 2015	By:	/s/ Stephen E. Jones
Stephen E. Jones,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen E. Jones	Chief Executive Officer	January 13, 2015
Stephen E. Jones	(Principal Executive Officer)

/s/John D. Kerr	Chief Accounting Officer	January 13, 2015
John D. Kerr	(Principal Financial Officer)

