Form 10-Q
period 2014-12-31
West Texas Resources, Inc.
filed 2015-02-17
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

(214) 868-3939

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

As of February 17, 2015, there were outstanding 14,415,400 shares of the common stock of West Texas Resources, Inc.

		Page

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Cash Flows	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General	11

	Results of Operations	12

	Financial Condition	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

	PART II — OTHER INFORMATION
Item 6.	Exhibits	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$45,942	$144,506
Accounts receivable	40,000	45,055
Total Current Assets	85,942	189,561

Oil and gas properties, net, using successful effort accounting	865,810	885,810

TOTAL ASSETS	$951,752	$1,075,371

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$143,377	$159,255
Payroll liabilities	2,938	3,499
Investment payable	13,600	13,600
Asset retirement obligation	10,000	10,000
Shareholder advances	35,000	35,000
Interest payable	19,303	19,303
Notes payable - related parties, net of discount	180,989	183,384
Other payable	35,369	38,369
Total Current Liabilities	440,576	462,410

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,415,400 and 14,415,400 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	14,415	14,415
Additional paid-in capital	1,875,955	1,875,955
Accumulated deficit	(1,379,194)	(1,277,409)
Total Shareholders' Equity	511,176	612,961

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$951,752	$1,075,371

See accompanying notes to these financial statements

West Texas Resources, Inc.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2014	2013
Revenues
Oil and gas sales	$64,339	$101,559

General and administrative expenses	128,121	163,899
Operating Loss	(63,782)	(62,340)

Other income (expenses)
Interest expense	(4,393)	(11,902)
Amortization of debt discount	(63,610)	(162,777)
Other income	30,000	–
Loss Before Income Taxes	(101,785)	(237,019)

Tax provision	–	–
Net Loss	$(101,785)	$(237,019)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,415,400	14,079,400

Basic and diluted net loss per share	$(0.01)	$(0.02)

See accompanying notes to these financial statements

West Texas Resources, Inc.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(101,785)	$(237,019)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depletion	83,610	162,777
Changes in operating assets and liabilities:
Accounts receivable	5,055	68,949
Payroll liabilities	(561)	(3,911)
Other payable - Bank of America	(3,000)	–
Interest payable	–	9,117
Accrued expenses	(15,878)	16,521

Net cash used in operating activities	(32,559)	16,434

Cash flows from investing activities

Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities
Proceeds from sale of common stock	–	25,000
Repayment on note payable	(66,005)	(77,414)
Shareholder Advances	–	20,000

Net cash provided by financing activities	(66,005)	(32,414)

Net increase (decrease) in cash	(98,564)	(15,980)

Cash, beginning of period	144,506	16,631

Cash, end of period	$45,942	$651

Supplemental cash flow disclosure:
Interest paid	$4,393	$2,785
Income taxes paid	$–	$–

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014 and 2013

1.	Organization and Summary of Significant Accounting Policies

Organization and business

West Texas Resources, Inc. ( the “Company”) was incorporated under the laws of Nevada on December 9, 2010 under the name Texas Resources Energy, Inc., a Texas corporation. On June 30, 2011, the Company changed its name to West Texas Resources, Inc. (the “Company”). The Company intends to engage in the acquisition, exploration and development of oil and gas properties in North America. From its inception, the Company has devoted its activities to developing a business plan, raising capital and acquiring operating assets.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended September 30, 2014.

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the quarter ended December 31, 2014 and 2013, the Company incurred a net loss of $101,785 and $237,019, respectively, In addition, the Company had an accumulative deficit of $1,379,194 and $1,277,409, as of December 31, 2014 and September 30, 2014, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014 and 2013

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. During the quarter ended December 31, 2014, we did not identify any impairment on the Company’s investments or assets.

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

Except for the Eastland County investment, the asset retirement obligations for the other properties are recognized by the operators of these properties and deducted against the revenue interest of the Company.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014 and 2013

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

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For quarter ended December 31, 2014 and 2013, all common stock equivalents were anti-dilutive.

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

As of December 31, 2014 and September 30, 2014, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014 and 2013

Recent accounting pronouncements

The Company did not identify any recent accounting pronouncements with material impact on the Company’s financial condition or results of operations.

2.	Oil and Gas Properties

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

During the year ended September 30, 2014, upon the sale of the 44.1% interest to EnTek, we recorded accrual of revenue interest payable to EnTek against the revenue we received for the period from effective date of the sale to June 30, 2014. As of September 30, 2014, the outstanding payable amount was $30,000. During the quarter ended December 31, 2014, we confirmed with EnTek that EnTek’s revenue interest was fully paid so we reversed the overaccrual of $30,000 and recorded as other income.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014 and 2013

Birnie Field,Motley County, Texas

On September 17, 2014, the Company entered into an agreement with Escopeta Oil and Gas Corporation to purchase a 10% working interest (7.5% net revenue interest) in a natural gas prospect located in the Birnie field in Motley County, Texas. The working interest concerns 5,760 leased acres in the Palo Duro Basin prospect. Our purchase price for the working interest was $70,000. In 2014, the operator drilled an initial well on the prospect, however the drilling was unsuccessful and resulted in a dry hole. The operator agreed to provide us, for no additional consideration, a 1% working interest in the Stansell field prospect described below.

Stansell Field, Floyd County, Texas

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

Wolfcamp Field, Hale County, Texas

In June and July 2014, we acquired non-operating leases covering approximately 1,070 gross mineral acre leases in the Wolfcamp field located in Hale County, Texas. The leases were acquired for cash payments of $45,484. The leases have a primary term of five years with the Company option to extend the term for another five years. The leased properties constitute the surface acreage comprising a natural gas prospect, for which we hold 50% of the working interest and 40% net revenue interest. The leased properties are subject to a 20% royalty interest held by the owners and a third party. We are currently evaluating the Company options for the exploitation of the leased properties, including the Company sale of the leases or the Company farm-out of the leases to a natural gas operator.

As of December 31, 2014 and September 30, 2014, total oil and gas properties amounted to $865,810 and $885,810, net of accumulated depletion.

3.	Notes Payable – Related Parties

On August 14, 2013, the Company entered into a loan agreement with a shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned the Company $417,762, the proceeds of which were used to partially finance the acquisition of the Port Hudson interest described in Note 2 above. The loan bears interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest are payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. The Company’s obligations under the loan are secured by our working interest in the Port Hudson field.

On September 6, 2013, the Company entered into another loan agreement with Mr. Gary Bryant, pursuant to which Mr. Bryant loaned the Company $130,000, the proceeds of which were used to partially finance the Company’s payment of its allocable expenses associated with its working interest in the West Cam 225 field, described in Note 2 above. The loan bears interest on the unpaid principal amount at the rate of 6% per annum. All principal and interest are payable on February 6, 2016 and are convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share. The Company’s obligations under the loan are secured by its working interest in the Port Hudson field. The Company also entered into an amendment to its loan agreement with Mr. Bryant dated August 14, 2013, in the original principal amount of $417,762, to provide that all principal and interest under that loan agreement are convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014 and 2013

On September 6, 2013, the Company entered into a second loan agreement with a company controlled by one of the shareholders pursuant to which the lender loaned the Company $100,000. The proceeds of which were used to partially finance the Company’s payment of its allocable expenses associated with its working interest in the West Cam 225 field, described in Note 2 above. The loan carried interest on the unpaid principal amount at the rate of 6% per annum. The Company’s obligations under the loan were secured by the Company’s working interest in the West Cam 225 field. In connection with the loan, the Company granted the lender a warrant to purchase 200,000 shares of the Company’s common stock, at an exercise price of $0.50 per share, over a two year period expiring on September 5, 2015. This note was fully paid off in April 2014.

The Company determined that the fair value of the above conversion options and the warrants using the Black – Scholes model with the variables listed below:

•	Volatility: 160%
•	Risk free rate of return: 0.01% to 0.875%
•	Expected term: 0.25 to 4 years

On September 16, 2014, the Company entered into a Note purchase agreement with Lake Oswego Oil Company, LLC, an Oregon limited liability company controlled by one of the shareholders, pursuant to which the Company sold a secured promissory note in the principal amount of $50,000, for a purchase price of $50,000. Interest accrues on the unpaid principal balance of the note at the rate of six percent per annum. This note was fully paid off in the quarter ended December 31, 2014. As an inducement to the note holder to enter into this agreement, the Company also granted the note holder a warrant to purchase 100,000 shares of the Company’s common stock, and exercisable at $0.50 per share over a two year period expiring on September 16, 2019.

The Company determined that the fair value of the warrants using Black – Scholes model with the variable listed below:

•	Volatility: 340%
•	Risk free rate of return: 1.688%
•	Expected term: 2 years

In connection with the issuance of the above notes, the Company recorded a note discount of $50,000 and $647,762 for the years ended September 30, 2014 and 2013, respectively, which are to be amortized over the lives of the notes. For the quarter ended December 31, 2014 and 2013, the Company recorded amortization of note discount of $63,610 and $162,777 as amortization of debt discount.

4.	Shareholder Advances

During the year ended September 30, 2014 and 2013, a shareholder advanced a total amount of $20,000 and $21,000, respectively, as advances to the Company to support its daily operations. These advances are due on demand and do not bear any interest. In the fiscal year 2013, $41,000 of shareholder advances were converted into 82,000 shares of the Company’s common stock. As of December 31, 2014 and September 30, 2014, the total outstanding amount due to the shareholder was $35,000 and $35,000, respectively.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2014 and 2013

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

As of December 31, 2014 and September 30, 2014, the Company had 14,415,400 and 14,415,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

In 2011, the Company granted options to certain consultants to purchase 400,000 shares of the Company’s common stock. The options vest immediately and expire on September 15, 2016. The fair value of each share-based award was estimated using the Black-Scholes option pricing model or a lattice model. The fair value of these options, determined to be $65,402, was included in general and administrative expenses for the year ended September 30, 2011.

The following assumptions were used in the fair value method calculation:

•	Volatility: 83%
•	Risk free rate of return: 1%
•	Expected term: 5 years

On March 7, 2014, the Company granted options to certain consultants to purchase 1,500,000 shares of the Company’s common stock, of which 200,000 options vested upon the date of grant and the balance of 1,300,000 options expired in October 2014 in connection with the termination of the consulting arrangement. The 200,000 vested options expire on March 7, 2019. The fair value of the vested options for 200,000 shares, determined to be $116,137, was recorded in general and administrative expenses for the year ended September 30, 2014.

On March 11, 2014, the Company granted options to its officers to purchase a total of 200,000 shares of the Company’s common stock. The options expire on March 11, 2019 and vest immediately. The fair value of these options, determined to be $116,119 and was included in general and administrative expenses for the year ended September 30, 2014.

The following assumptions were used in the fair value method calculation:

•	Volatility: 190%
•	Risk free rate of return: 1.5%
•	Expected term: 5 years

The following information applies to all options outstanding at December 31, 2014:

•	Weighted average exercise price: $0.53
•	Options outstanding and exercisable: 800,000
•	Average remaining life: 3.75 years

6.	Subsequent Event

Events subsequent to December 31, 2014 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no other subsequent events that should be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on January 14, 2015 and our subsequently filed periodic reports, which discuss our business in greater detail.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the section “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on January 14, 2015. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

The Port Hudson field has three producing wells that have produced a total of 1.29 million bbls as of December 31, 2014 with estimated total remaining recoverable proved developed producing reserves of 449,000 bbls (14,186 bbls net to West Texas Resources after giving effect to the transaction with EnTek Partners), and 26,000 bbls of proven developed behind pipe reserves (821 bbls net to West Texas Resources after giving effect to the transaction with EnTek Partners) and are currently producing approximately 260 bbls per day. The operator of the Port Hudson field has no current plans for the further development of the property.

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

As of December 31, 2014, the West Cam 225 field had proven reserves of 8,996 mmcf of gas or 1,499 thousand net equivalent bbls (108,131 boes net to West Texas Resources after giving effect to the transaction with EnTek Partners) and has two producing wells, the #7 and the D-1, that were previously shut-in and waiting on a sales pipeline connection. The pipeline was completed and tested in August 2013 and now the two wells are currently producing at a combined intermittent gross rate of 1.6 mmcfd. As of December 31, 2014, the D-1 well has overproduced its expected recoverable reserves in its original completion in the 6,800’ sand and is currently producing at a high water cut. The operator presently intends to perform a recompletion on the D-1 well in the second quarter of 2015, at which time the D-1 well will be recompleted uphole into the 5,900’ sand and the field is expected to produce at a combined gross rate of 5.5 mmcfd and thereby provide access to 7.93 bcf of gross proved behind pipe reserves.

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

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. The operator commence the re-entry of the Stansell #1-A well in January 2015.

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. From April 1, 2013 to December 2013, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we have derived revenue from our working interest in the West Cam 225 field. During the three month periods ended December 31, 2014 and 2013, we had $64,339 and $101,559 of revenue, respectively. The decrease in revenue was due to our sale of a portion of our working interest in the Port Hudson field in April 2014 along with the decline in price for oil and natural gas in the second half of the calendar year 2014, offset by our realization of $25,360 of revenue during the three month period ended December 31, 2014 from our working interest in the West Cam 225 field.

For the three month period ended December 31, 2014, we had general and administrative expenses of $128,121 compared to general and administrative expenses of $163,899 during the prior year period. The decrease in expenses is attributable to a decrease in consulting and professional fees.

For the three month period ended December 31, 2014, we had other expenses of $68,003compared to other expenses of $174,679 during the prior year period. The decrease in other expenses is primarily to a decrease in interest expense and amortized debt discount in the amount of $106,676 during the period ended December 31, 2014, compared to the prior year period, related to our borrowings conducted during the third and fourth fiscal quarters of 2013. For the three month period ended December 31, 2014, we had other income of $30,000 attributable to a reversal of an over accrued liability relating to our sale of a portion of our working interest in the Port Hudson field, compared to other income of nil during the prior year period. For the three month periods ended December 31, 2014 and 2013, we incurred a net loss of $101,785 and $237,019, respectively. The decrease in our net loss was the result of a decrease in expenses during the periods ended December 31, 2014 compared to the prior year periods.

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

Financial Condition

As of December 31, 2014, we had total assets of $951,752 and capital deficit of $354,634. Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have a limited history of generating cash from oil and gas operations. We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2014 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of December 31, 2014, and included in our annual report on Form 10-K filed with the SEC on January 14, 2015, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

99.1	Temporary Hardship Exemption

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

15

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST TEXAS RESOURCES, INC.

Date:	February 17, 2015	By:	/s/ Stephen E. Jones
Stephen E. Jones,
President and Chief Executive Officer

Date:	February 17, 2015	By:	/s/ John D. Kerr
John D. Kerr,
Chief Financial Officer

