Form 10-Q/A
period 2014-12-31
West Texas Resources, Inc.
filed 2015-02-19
CIK 1518985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on February 17, 2015.

2

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

3

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST TEXAS RESOURCES, INC.

Date:	February 18, 2015	By:	/s/ Stephen E. Jones
Stephen E. Jones,
President and Chief Executive Officer

Date:	February 18, 2015	By:	/s/ John D. Kerr
John D. Kerr,
Chief Financial Officer

4