Form 10-Q
period 2015-03-31
West Texas Resources, Inc.
filed 2015-05-14
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

(972) 712-2154

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

As of May 14, 2015, there were outstanding 14,415,400 shares of the common stock of West Texas Resources, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$42,042	$144,506
Accounts receivable	7,576	45,055
Oil and gas properties held for sale	335,500	–
Total Current Assets	385,118	189,561

Oil and gas properties, using successful effort accounting	212,434	885,810

TOTAL ASSETS	$597,552	$1,075,371

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$178,395	$159,255
Payroll liabilities	1,671	3,499
Investment payable	13,600	13,600
Asset retirement obligation	10,000	10,000
Shareholder advances	35,000	35,000
Interest payable	27,753	19,303
Notes payable - related parties, net of discount	207,099	183,384
Other payable	34,060	38,369

Total Current Liabilities	507,578	462,410

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized;14,415,400 and 14,415,400 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	14,415	14,415
Additional paid-in capital	1,875,955	1,875,955
Accumulated deficit	(1,800,396)	(1,277,409)
Total Shareholders' Equity	89,974	612,961

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$597,552	$1,075,371

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Revenues
Oil and gas sales	$16,801	$67,298	$81,140	$168,858

General and administrative expenses	83,876	306,536	211,997	470,436
Operating Loss	(67,075)	(239,238)	(130,857)	(301,578)

Other income (expenses)
Interest expense	(10,141)	(10,424)	(14,534)	(22,326)
Amortization of debt discount	(26,110)	(26,110)	(89,720)	(188,887)
Loss on sale of oil and gas interest	–	(19,983)	–	(19,983)
Impairment loss on oil and gas properties	(317,876)	–	(317,876)	–
Other income	–	–	30,000	–
Loss Before Income Taxes	(421,202)	(295,755)	(522,987)	(532,774)

Tax provision	–	–	–	–
Net Loss	$(421,202)	$(295,755)	$(522,987)	$(532,774)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,415,400	14,106,600	14,415,400	14,092,851

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.04)

See accompanying notes to these financial statements.

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(522,987)	$(532,774)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	–	232,256
Loss on sale of oil and gas interest	–	19,983
Impairment loss on investment	317,876	–
Depletion expense	20,000	–
Amortization of debt discount	89,720	188,887
Changes in operating assets and liabilities:
Accounts receivable	37,479	131,850
Payroll liabilities	(1,828)	(2,534)
Other payable - Bank of America	(4,309)	–
Interest payable	8,450	11,484
Accrued expenses	19,140	(4,096)

Net cash provided by (used) in operating activities	(36,459)	45,056

Cash flows from financing activities
Proceeds from sale of common stock	–	26,000
Repayment on note payable	(66,005)	(102,253)
Shareholder Advances	–	60,579

Net cash used in financing activities	(66,005)	(15,674)

Net increase (decrease) in cash	(102,464)	29,382

Cash, beginning of period	144,506	16,631

Cash, end of period	$42,042	$46,013

Supplemental cash flow disclosure:
Interest paid	$6,084	$10,842
Income taxes paid	$–	$–

See accompanying notes to these financial statements.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015 and 2014

1.	Organization and Summary of Significant Accounting Policies

Organization and business

West Texas Resources, Inc. (the “Company”) was incorporated under the laws of Nevada on December 9, 2010 under the name Texas Resources Energy, Inc., a Texas corporation. On June 30, 2011, the Company changed its name to West Texas Resources, Inc. (the “Company”). The Company intends to engage in the acquisition, exploration and development of oil and gas properties in North America. From its inception, the Company has devoted its activities to developing a business plan, raising capital and acquiring operating assets.

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the six months ended March 31, 2015 and 2014, the Company incurred a net loss of $522,987 and $532,774, respectively. In addition, the Company had an accumulative deficit of $1,800,396 and $1,277,409, as of March 31, 2015 and September 30, 2014, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2015 and 2014

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. During the quarter ended March 31, 2015, we recorded $317,876 of impairment on the Company’s investments in oil and gas properties.

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

March 31, 2015 and 2014

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

The Company has not filed its income tax returns for fiscal year 2012 and 2013. The Company believes that it should not have any material impact on the financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three and six months ended March 31, 2015 and 2014, all common stock equivalents were anti-dilutive.

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

As of March 31, 2015 and September 30, 2014, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015 and 2014

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

On April 5, 2014, the Company entered into an agreement with EnTek Partners, LLC for the sale of 44.1% of our working interest in the Port Hudson field for the total consideration of $290,000, less any payments received by us for production from the Port Hudson field occurring after January 1, 2014. Pursuant to our agreement with EnTek Partners, we sold to EnTek an undivided 3.1956% of 8/8th working interest (2.4926% net revenue interest) out of the working interests in the Port Hudson field owned by us. The transactions under the Entek Partners agreement closed on April 16, 2014, with an effective date of January 1, 2014. After giving effect to the sale, the Company continues to hold a 4.0506% working interest (3.1595% net revenue interest) in Port Hudson field. During the year ended September 30, 2014, the Company recorded a loss on sale of the working interest of $19,983.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015 and 2014

Stansell Field, Floyd County, Texas

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A the Companying current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. In April 2015, the operator has started the re-entry of the Stansell #1-A well .

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

During the quarter ended March 31, 2015, the Company decided to sell 100% of its interest in Port Hudson field and West Cam 225. The net investment of $653,376 was reclassed as oil and gas properties held for sale and recorded at market value of $335,500. The Company recorded impairment loss of $317,876 due to reduction of the market value comparing to the cost of these investments.

As of March 31, 2015 and September 30, 2014, total oil and gas properties amounted to $212,434 and $885,810, respectively.

3.	Notes Payable – Related Parties

On August 14, 2013, the Company entered into a loan agreement with a shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned the Company $417,762, the proceeds of which were used to partially finance the acquisition of the Port Hudson interest described in Note 2 above. The loan bears interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest are payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. The Company’s obligations under the loan are secured by our working interest in the Port Hudson field. As of March 31, 2015, the Company had missed five payments of $10,198.

On September 6, 2013, the Company entered into another loan agreement with Mr. Gary Bryant, pursuant to which Mr. Bryant loaned the Company $130,000, the proceeds of which were used to partially finance the Company’s payment of its allocable expenses associated with its working interest in the West Cam 225 field, described in Note 2 above. The loan bears interest on the unpaid principal amount at the rate of 6% per annum. All principal and interest are payable on December 6, 2013 and are convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share. In December 2013, Mr. Bryant and the Company entered to an agreement to extend the due date of the loan to February 6, 2016. The Company’s obligations under the loan are secured by its working interest in the Port Hudson field. The Company also entered into an amendment to its loan agreement with Mr. Bryant dated August 14, 2013, in the original principal amount of $417,762, to provide that all principal and interest under that loan agreement are convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015 and 2014

On April 3, 2015, Mr. Bryant agreed to release the security interest in the Port Hudson field as the Company engaged in negotiations to sell the property.

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

The Company determined that the fair value of the above conversion options and the warrants using the Black–Scholes model with the variables listed below:

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

The Company determined that the fair value of the warrants using Black–Scholes model with the variable listed below:

•	Volatility: 340%

•	Risk free rate of return: 1.688%

•	Expected term: 2 years

In connection with the issuance of the above notes, the Company recorded a note discount of $50,000 and $647,762 for the years ended September 30, 2014 and 2013, respectively, which are to be amortized over the lives of the notes. For the three months ended March 31, 2015 and 2014, the Company recorded amortization of note discount of $26,110 and $26,110 as amortization of debt discount. For the six months ended March 31, 2015 and 2014, the Company recorded amortization of note discount of $89,720 and $188,887 as amortization of debt discount.

4.	Shareholder Advances

During the year ended September 30, 2014 and 2013, a shareholder advanced a total amount of $20,000 and $21,000, respectively, as advances to the Company to support its daily operations. These advances are due on demand and do not bear any interest. In the fiscal year 2013, $41,000 of shareholder advances were converted into 82,000 shares of the Company’s common stock. As of March 31, 2015 and September 30, 2014, the total outstanding amount due to the shareholder was $35,000 and $35,000, respectively.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015 and 2014

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

As of March 31, 2015 and September 30, 2014, the Company had 14,415,400 and 14,415,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

On March 11, 2014, the Company granted options to its officers to purchase a total of 200,000 shares of the Company’s common stock. The options expire on March 11, 2019 and vest immediately. The fair value of these options determined to be $116,119 and was included in general and administrative expenses for the year ended September 30, 2014.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015 and 2014

The following assumptions were used in the fair value method calculation:

•	Volatility: 190%

•	Risk free rate of return: 1.5%

•	Expected term: 5 years

The following information applies to all options outstanding at March 31, 2015:

•	Weighted average exercise price: $0.53

•	Options outstanding and exercisable: 800,000

•	Average remaining life: 3.50 years

6.	Subsequent Event

Events subsequent to March 31, 2015 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. Management found the following subsequent events that should be disclosed:

•	On April 6, 2015, the Company entered into an agreement with Hi-Tech Exploration, LLC to sell to Hi-Tech its entire 4.0506% working interest (3.1595% net revenue interest) in the Port Hudson field for the total consideration of $205,000, less any payments received by the Company for production from the Port Hudson field occurring after March 1, 2015.

•	On April 6, 2015, the Company entered into a separate agreement with Hi-Tech to sell Hi-Tech its entire 10.0167% working interest (7.2118% net revenue interest) in the West Cam 225 property for the total consideration of $130,500.

•	The transactions under the above two agreements closed on April 6, 2015.

•	On May 6, 2015, Stephen Jones resigned as an executive officer and member of the board of directors of the Company. On the same date, the Company’s board of directors appointed John D. Kerr to serve as the president and chief executive officer of the Company.

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

Port Hudson Field

On April 6, 2015, we entered into an agreement with Hi-Tech Exploration, LLC to sell to Hi-Tech our entire 4.0506% working interest (3.1595% net revenue interest) in the Port Hudson field for the total consideration of $205,000, less any payments received by us for production from the Port Hudson field occurring after March 1, 2015. In August 2013, we acquired a 7.24625% working interest (5.65158% net revenue interest) in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana. On April 15, 2014, we sold 44.1% of our original working interest in the Port Hudson field for the total consideration of $290,000, less any payments received by us for production from the Port Hudson field occurring after January 1, 2014.

We intend to use the cash proceeds from the Port Hudson sale, along with the cash from the West Cam sale described below, to purchase a working interest in an exploratory project. We are in final negotiations to acquire the interest in the exploratory project and hope to conclude the acquisition within the quarter ended June 30, 2015.

West Cam 225 Field

On April 6, 2015, we entered into an agreement with Hi-Tech to sell Hi-Tech our entire 10.0167% working interest (7.2118% net revenue interest) in the West Cam 225 property for the total consideration of $130,500. We had acquired our working interest in the West Cam 225 in September 2013.

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

Sunshine Prospect

On August 1, 2014, we acquired from Restech Resources, LLC a 15% (14.25% net revenue interest) in a non-operating oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. Our purchase price for the working interest was $76,500. The operator presently intends to drill an initial well on the Sunshine prospect on 2015.

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. The operator commenced the re-entry of the Stansell #1-A well in January 2015 and is currently evaluating the drilling results

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. From April 1, 2013 to December 2013, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we derived revenue from our working interest in the West Cam 225 field. During the three month periods ended March 31, 2015 and 2014, we had $16,801 and $67,298 of revenue, respectively. During the six month periods ended March 31, 2015 and 2014, we had $81,140 and $168,858 of revenue, respectively. The decrease in revenue was due to our sale of a portion of our working interest in the Port Hudson field in April 2014 along with the decline in price for oil and natural gas in the second half of the calendar year 2014. As noted above, we sold our entire interest in Port Hudson and West Cam in April 2015.

For the three month period ended March 31, 2015, we had general and administrative expenses of $83,876 compared to general and administrative expenses of $306,536 during the prior year period. During the six month periods ended March 31, 2015 and 2014, we had $211,197 and $470,436 of general and administrative expenses, respectively. The decrease in expenses is attributable to a decrease in consulting and professional fees.

For the three month period ended March 31, 2015, we had other expenses of $354,127compared to other expenses of $56,517 during the prior year period. The increase in other expenses was driven by an impairment loss on our Port Hudson and West Cam 225 properties in the amount of $317,876 during the period ended March 31, 2015. During the six month period ended March 31, 2015, we had $392,130 of other expenses, net of $30,000 of other income, compared to $231,196 of other expenses for the prior year period. The increase was attributable to the aforementioned impairment.

For the three month periods ended March 31, 2015 and 2014, we incurred a net loss of $(421,202) and $(295,755), respectively. The increase in our net loss was the result of lower revenue in 2015 and the aforementioned impairment charge offset by lower general and administrative expenses. For the six month periods ended March 31, 2015 and 2014, we incurred a net loss of $(522,987) and $(532,774), respectively.

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

At the present time, we have one employee, our chief executive officer and chief financial officer, John Kerr, who has limited experience in the oil and gas exploration and development business. Subject to our receipt of significant additional capital, we intend to hire senior management and staff with experience in oil and gas exploration. Until such time, we intend to pursue an operating strategy that is based on our participation in exploration prospects as a non-operator. Based on that strategy, our plan of operations over the next 12 months is to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition. In each case, we expect that the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the operator’s data and studies for purposes of advising us of the merits of each potential acquisition.

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

Financial Condition

As of March 31, 2015, we had total assets of $597,552 and negative working capital of $(122,460). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have a limited history of generating cash from oil and gas operations. We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of March 31, 2015 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

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

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WEST TEXAS RESOURCES, INC.

Date:	May 14, 2015	By:	/s/ John D. Kerr
John D. Kerr,
President, Chief Executive Officer and Chief Financial Officer

