Form 10-Q
period 2015-06-30
West Texas Resources, Inc.
filed 2015-08-13
CIK 1518985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 13, 2015, there were outstanding 14,415,400 shares of the common stock of West Texas Resources, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$171,069	$144,506
Accounts receivable	–	45,055
Total Current Assets	171,069	189,561

Oil and gas properties, using successful effort accounting	212,434	885,810

TOTAL ASSETS	$383,503	$1,075,371
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$160,948	$159,255
Payroll liabilities	978	3,499
Investment payable	13,600	13,600
Asset retirement obligation	10,000	10,000
Shareholder advances	48,000	35,000
Interest payable	38,155	19,303
Notes payable - related parties, net of discount	233,209	183,384
Other payable	41,952	38,369
Total Current Liabilities	546,842	462,410

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized;14,415,400 and 14,415,400 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	14,415	14,415
Additional paid-in capital	1,895,446	1,875,955
Accumulated deficit	(2,073,200)	(1,277,409)
Total Shareholders' Equity	(163,339)	612,961

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$383,503	$1,075,371

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues
Oil and gas sales	$91	$103,248	$81,231	$272,105

General and administrative expenses	86,003	67,782	298,000	573,347
Operating Income (Loss)	(85,912)	35,466	(216,769)	(301,242)

Other income (expenses)
Interest expense	(10,732)	(11,490)	(25,266)	(33,816)
Amortization of debt discount	(26,110)	(26,110)	(115,830)	(214,997)
Loss on sale of oil and gas interest	(150,050)	–	(150,050)	(19,983)
Impairment loss on oil and gas properties	–	–	(317,876)	–
Other income	–	–	30,000	–
Loss Before Income Taxes	(272,804)	(2,134)	(795,791)	(570,038)

Tax provision	–	–	–	–
Net Loss	$(272,804)	$(2,134)	$(795,791)	$(570,038)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,415,400	14,187,224	14,415,400	14,124,118
Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.06)	$(0.04)

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(795,791)	$(570,038)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	19,491	232,256
Loss on sale of oil and gas interest	150,050	19,983
Impairment loss on investment	317,876	–
Depletion expense	20,000	–
Amortization of debt discount	115,830	214,997
Changes in operating assets and liabilities:
Accounts receivable	45,055	98,384
Payroll liabilities	(2,521)	(412)
Other payable	3,583	–
Interest payable	18,852	13,802
Accrued expenses	1,693	(24,766)
Net cash used in operating activities	(105,882)	(15,794)

Cash flows from investing activities
Investments	–	(45,483)
Proceeds from sale of oil and gas interest	185,450	290,000
Net cash provided by investing activities	185,450	244,517

Cash flows from financing activities
Proceeds from sale of common stock	–	96,000
Repayment on note payable	(66,005)	(153,002)
Shareholder advances	13,000	51,079
Net cash used in financing activities	(53,005)	(5,923)

Net increase in cash	26,563	222,800

Cash, beginning of period	144,506	16,631

Cash, end of period	$171,069	$239,431

Supplemental cash flow disclosure:
Interest paid	$6,414	$20,014
Income taxes paid	$–	$–

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015 and 2014

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the nine months ended June 30, 2015 and 2014, the Company incurred a net loss of $795,791, and $570,038, respectively. In addition, the Company had an accumulative deficit of $2,073,200 and $1,277,409, as of June 30, 2015 and September 30, 2014, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2015 and 2014

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. During the nine months ended June 30, 2015, the Company recorded $317,876 of impairment on the Company’s investments in oil and gas properties.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015 and 2014

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

The Company has not filed its income tax returns for fiscal year 2012 to 2014. The Company believes that it should not have any material impact on the financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three and nine months ended June 30, 2015 and 2014, all common stock equivalents were anti-dilutive.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015 and 2014

As of June 30, 2015 and September 30, 2014, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

On April 5, 2014, the Company entered into an agreement with EnTek Partners, LLC for the sale of 44.1% of Company’s working interest in the Port Hudson field for the total consideration of $290,000, less any payments received by the Company for production from the Port Hudson field occurring after January 1, 2014. Pursuant to the Company’s agreement with EnTek Partners, the Company sold to EnTek an undivided 3.1956% of 8/8th working interest (2.4926% net revenue interest) out of the working interests in the Port Hudson field owned by the Company. The transactions under the Entek Partners agreement closed on April 16, 2014, with an effective date of January 1, 2014. After giving effect to the sale, the Company continues to hold a 4.0506% working interest (3.1595% net revenue interest) in Port Hudson field. During the year ended September 30, 2014, the Company recorded a loss on sale of the working interest of $19,983.

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

June 30, 2015 and 2014

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

Stansell Field, Floyd County, Texas

The Company holds a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-. The Company has a carried 1% working interest in the Stansell #1-A well through the tanks. In April 2015, the operator started the re-entry of the Stansell #1-A well.

Wolfcamp Field, Hale County, Texas

In June and July 2014, the Company acquired non-operating leases covering approximately 1,070 gross mineral acre leases in the Wolfcamp field located in Hale County, Texas. The leases were acquired for cash payments of $45,484. The leases have a primary term of five years with the Company option to extend the term for another five years. The leased properties constitute the surface acreage comprising a natural gas prospect, for which the Company holds a 50% of the working interest and 40% net revenue interest. The leased properties are subject to a 20% royalty interest held by the owners and a third party. The Company is currently evaluating its options for the exploitation of the leased properties, including the Company’s sale of the leases or the Company’s farm-out of the leases to a natural gas operator.

Sale of Port Hudson Field and West Cam 225

During the quarter ended March 31, 2015, the Company decided to sell 100% of its interest in Port Hudson field and West Cam 225. The net investment of $653,376 was reclassified as oil and gas properties held for sale and recorded at market value of $335,500. The Company recorded impairment loss of $317,876 due to reduction of the market value comparing to the cost of these investments.

On April 6, 2015, the Company entered into agreements with Hi-Tech exploration, LLC to sell its entire interests in the Port Hudson field and the West Cam 225 for a total consideration of $335,500. The Company paid $150,050 for outstanding costs and recorded it as loss on sale of oil and gas interest.

As of June 30, 2015 and September 30, 2014, total oil and gas properties amounted to $212,434 and $885,810, respectively.

3.	Notes Payable – Related Parties

On August 14, 2013, the Company entered into a loan agreement with a shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned the Company $417,762, the proceeds of which were used to partially finance the acquisition of the Port Hudson interest described in Note 2 above. The loan bears interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest are payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. The Company’s obligations under the loan are secured by our working interest in the Port Hudson field. As of June 30, 2015, the Company had missed eight payments of $10,198.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015 and 2014

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
11

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015 and 2014

In connection with the issuance of the above notes, the Company recorded a note discount of $50,000 and $647,762 for the years ended September 30, 2014 and 2013, respectively, which are to be amortized over the lives of the notes. For the three months ended June 30, 2015 and 2014, the Company recorded amortization of note discount of $26,110 and $26,110 as amortization of debt discount. For the nine months ended June 30, 2015 and 2014, the Company recorded amortization of note discount of $115,830 and $214,997 as amortization of debt discount.

4.	Shareholder Advances

During the year ended September 30, 2014 and 2013, a shareholder made advances to the Company to support its daily operations. These advances are due on demand and do not bear any interest.

During the quarter ended June 30, 2015, a shareholder advanced a total amount of $15,000 to the Company to support its daily operations. The Company repaid $2,000 during the quarter ended June 30, 2015. The outstanding balance of $13,000 is due on demand and bears variable interest of 25.99% per annum, which equals the shareholder’s cost for the funds advanced.

As of June 30, 2015 and September 30, 2014, the total outstanding amount due to the shareholder was $48,000 and $35,000, respectively.

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

As of June 30, 2015 and September 30, 2014, the Company had 14,415,400 and 14,415,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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
12

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015 and 2014

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 100,000 shares of the Company’s common stock. The options have an exercise price of expire on April 16, 2020 and 33,334 shares vest immediately with the rest vest equally on April 16, 2016 and 2017. The fair value of these options determined to be $49,856 and $19,491 was amortized and included in general and administrative expenses for the quarter ended June 30, 2015.

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

The following information applies to all options outstanding at June 30, 2015:

•	Weighted average exercise price: $0.53

•	Options outstanding and exercisable: 833,334

•	Average remaining life: 3.56 years

6.	Subsequent Event

Events subsequent to June 30, 2015 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed:

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

We intend to use the cash proceeds from the Port Hudson sale, along with the cash from the West Cam sale described below, to purchase additional oil and gas properties.

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

We commenced revenue producing oil and gas operations effective as of April 1, 2013. From April 1, 2013 to December 2013, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we derived revenue from our working interest in the West Cam 225 field. During the three month periods ended June 30, 2015 and 2014, we had $91 and $103,248 of revenue, respectively. During the nine month periods ended June 30, 2015 and 2014, we had $81,231 and $272,105 of revenue, respectively. The decrease in revenue was due to our sale of a portion of our working interest in the Port Hudson field in April 2014 along with the decline in price for oil and natural gas in the second half of the calendar year 2014. As noted above, we sold our entire interest in Port Hudson and West Cam in April 2015.

For the three month period ended June 30, 2015, we had general and administrative expenses of $86,003 compared to general and administrative expenses of $67,782 during the prior year period. During the nine month periods ended June 30, 2015 and 2014, we had $298,000 and $573,347 of general and administrative expenses, respectively. The decrease in expenses is attributable to a decrease in consulting and professional fees.

For the three month period ended June 30, 2015, we had other expenses of $186,892 compared to other expenses of $37,600 during the prior year period. The increase in other expenses was driven by a loss of $150,050 on our sale of our West Cam 225 property and an impairment loss on our Port Hudson and West Cam 225 properties in the amount of $317,876 during the period ended June 30, 2015. During the nine month period ended June 30, 2015, we had $579,022 of other expenses, net of $30,000 of other income, compared to $268,796 of other expenses for the prior year period. The increase was attributable to the loss of $150,050 on our sale of our West Cam 225 property and an impairment loss on our Port Hudson and West Cam 225 properties in the amount of $317,876 during the period ended June 30, 2015.

For the three month periods ended June 30, 2015 and 2014, we incurred a net loss of $(272,804) and $(2,134), respectively. The increase in our net loss was the result of lower revenue in 2015 and the aforementioned loss on sale and impairment charge offset by lower general and administrative expenses. For the nine month periods ended June 30, 2015 and 2014, we incurred a net loss of $(795,791) and $(570,038), respectively.

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

Financial Condition

As of June 30, 2015, we had total assets of $383,503 and a working capital deficit of $(375,773). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have a limited history of generating cash from oil and gas operations. We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms. In addition, any continuation in the recent decline in the price of oil and gas may have an material adverse effect on our ability to raise capital as well as our financial condition and results of operations.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of June 30, 2015 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of December 31, 2014, and included in our annual report on Form 10-K filed with the SEC on January 14, 2015, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

•	Due to our small size, we do not maintain effective internal controls to assure segregation of duties as we have only one employee who is responsible for initiating and approving of transactions, thereby creating the segregation of duties weakness;
•	Our board of directors does not have an audit committee or a financial expert to maintain effective oversight of our financial reporting process; and
•	Lack of formal policies or procedures to provide assurance that relevant information is identified, captured, processed, and reported in an appropriate and timely fashion.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WEST TEXAS RESOURCES, INC.

Date:	August 13, 2015	By:	/s/ John D. Kerr
John D. Kerr,
President, Chief Executive Officer and Chief Financial Officer

