Form 10-K
period 2015-09-30
West Texas Resources, Inc.
filed 2015-12-30
CIK 1518985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,949,200.

The number of shares of the registrant’s common stock outstanding as of December 28, 2015 was 14,515,400.

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

Sunshine Prospect

We hold a 15% (14.25% net revenue interest) in a non-operating oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. The operator intends to drill an initial well in the prospect in 2016.

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing well bore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. The operator commenced the re-entry of the Stansell #1-A well in January 2015 and is currently evaluating the drilling results.

Kiowa Properties

On September 30, 2015, we leased 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The $5,000 purchase price will be paid by us in our common shares at the per share price of $0.50, or 10,000 common shares.

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

Employees

As of the date of this report, we have one employee, our chief executive officer and chief financial officer. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services related to our oil and gas operations. Subject to our receipt of significant additional capital, we intend to hire senior management and staff with experience in oil and gas exploration and development. Until such time, we intend to rely on third party consultants to advise and assist us on our oil and gas operations.

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
7

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

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. As of September 30, 2015, we had total current assets of $142,762 and a working capital deficit of $(133,600). We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs. We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, as of the date of this report, we have no commitments for the sale of our securities or our acquisition of additional capital through any other means nor can there be any assurance that any funds will be available on commercially reasonable terms, if at all.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2015 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Our management has limited experience in operating an oil and gas business. At the present time, we have one employee, our chief executive officer and our chief financial officer, John D. Kerr. Mr. Kerr has limited experience in the oil and gas business. We intend to expand our management team and board of directors with personnel who have experience in the oil and gas business, however we have no agreements or understandings in place as of the date of this report concerning the appointment of any additional officers or directors. We do not expect to be able to attract senior management or directors with significant oil and gas experience until such time as we raise significant additional capital.   Until such time, if ever, as we do, the success of our company will be dependent on the decisions and actions undertaken by Mr. Kerr.

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. At the present time, we have one employee, our chief executive officer and our chief financial officer, John D. Kerr. We have developed an operating strategy that is based on our participation in exploration prospects in North America as a non-operator for the foreseeable future. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. As a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil. Our dependence on third party consultants, service providers and operators creates a number of risks, including but not limited to:

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
10

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

Eastland County Field

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

Sunshine Prospect

We hold a 15% (14.25% net revenue interest) in a non-operating oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. The operator intends to drill an initial well in the prospect in 2016.

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing well bore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. The operator commenced the re-entry of the Stansell #1-A well in January 2015 and is currently evaluating the drilling results.

Kiowa Properties

On September 30, 2015, we leased 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The $5,000 purchase price will be paid by us in our common shares at the per share price of $0.50, or 10,000 common shares.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America. However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Estimated Proved Reserves and Operating Wells

We have no proved developed or undeveloped reserves or operating wells as of September 30, 2015.

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

Fiscal Year Ended September 30, 2015	High	Low
Fourth Quarter	$0,60	$0.20
Third Quarter	$0.60	$0.20
Second Quarter	$0.50	$0.21
First Quarter	$0.70	$0.32

Fiscal Year Ended September 30, 2014	High	Low
Fourth Quarter	$1.00	$0.76
Third Quarter	$0.90	$0.64
Second Quarter	$0.89	$0.51
First Quarter	$1.15	$0.70

Holders of Record

As of December 28, 2015, there were 159 holders of record of our common stock.

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

The following table sets forth certain information as of September 30, 2015 about our stock plans under which our equity securities are authorized for issuance.

			(c)
			Number of Securities
	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	Remaining Available for
			Future Issuance Under
			Equity Compensation
			Plans
			(Excluding Securities
Plan Category			Reflected In Column (a))
Equity compensation plans approved by security holders	897,223	$0.43	2,102,777
Equity compensation plans not approved by security holders	–	–	–
Total	897,223	$0.43	2,102,777

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended September 30, 2015, we conducted the private placement sale of 100,000 shares of our common stock at the offering price of $0.25 per share for the gross proceeds of $100,000. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under. All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act. The offering was conducted by our management. No sales commissions or finders’ fees were paid by us or anyone else.

On September 30, 2015, our controlling shareholder, Mr. Gary Bryant, agreed to convert $501,754 of indebtedness underlying two convertible promissory notes, including $455,146 of principal and $46,608 of accrued interest, into shares of our common stock at the rate of $0.50 per share.

Item 6.       Selected Financial Data

Not applicable.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We were formed on December 9, 2010 under the laws of Nevada for the purpose of oil and gas exploration and development in North America. We commenced revenue producing oil and gas operations effective as of April 1, 2013. From April 1, 2013 to December 2014, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we also derived revenue from our working interest in the West Cam 225 field.

On April 6, 2015, we sold our entire working interest in the Port Hudson field for the total consideration of $205,000, less any payments received by us for production from the Port Hudson field occurring after March 1, 2015, and on same day we also sold our entire working interest in the West Cam 225 property for the total consideration of $130,500. Since our sale of the Port Hudson and West Cam 225 properties, we do not have any oil and gas properties that produce revenue in any meaningful amounts.

Results of Operations

During the fiscal years ended September 30, 2015 and 2014, we had $81,231 and $304,289 of revenue, respectively. Our revenue during the fiscal year ended September 30, 2015 consisted of revenue in the amount of $47,289 from our working interest in the Port Hudson field and revenue in the amount of $33,942 from our working interest in the West Cam 225 field. Our revenue for the fiscal year ended September 30, 2014 consisted of revenue in the amount of $260,179 from our working interest in the Port Hudson field and revenue in the amount of $44,110 from our working interest in the West Cam 225 field. Our revenue decreased from fiscal 2014 to fiscal 2015 due to our sale of the Port Hudson and West Cam 225 properties in April 2015 along with the decline in price for oil and natural gas in the second half of the calendar year 2014.

For the fiscal year ended September 30, 2015, we had general and administrative expenses of $374,742 compared to general and administrative expenses of $742,870 during the prior year. The decrease in expenses is attributable to the higher level of activity during the 2014 and our incursion of $232,256 of stock-based compensation during the 2014 fiscal year compared to $47,041 of stock-based compensation during the current year.

For the fiscal year ended September 30, 2015, we had other expenses of $809,412 compared to other expenses of $294,530 during the prior year. The increase in other expenses was due primarily to a loss on the sale of an oil and gas property in the amount of 150,050 and an impairment loss on an oil and gas property in the amount of $317,876 during 2015.

For the fiscal years ended September 30, 2015 and 2014, we incurred a net loss of $(1,102,923) and $(733,111), respectively. The increase in our net loss was the result of an increase in expenses during 2015 compared to the prior year.

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

At the present time, we have one employee, our chief executive officer and chief financial officer, John D. Kerr, who has limited experience in the oil and gas exploration and development business. Subject to our receipt of significant additional capital, we intend to hire senior management and staff with experience in oil and gas exploration. Until such time, we intend to pursue an operating strategy that is based on our participation in exploration prospects as a non-operator. Based on that strategy, our plan of operations over the next 12 months is to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition. In each case, we expect that the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the operator’s data and studies for purposes of advising us of the merits of each potential acquisition.

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

Financial Condition

As of September 30, 2015, we had total assets of $360,195 and negative working capital of $(133,600). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs. We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. There can be no assurance that we will be able to obtain additional capital on a timely basis in order to complete our acquisition of additional oil and gas interests.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2015 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of West Texas Resources, Inc.

We have audited the accompanying balance sheets of West Texas Resources, Inc. as of September 30, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2015. West Texas Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Resources, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows the years ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not earned any significant revenues since inception and has an accumulated deficit of $2,380,332 which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
Chatsworth, California
December 30, 2015

West Texas Resources, Inc.

BALANCE SHEETS

	September 30,	September 30,
	2015	2014
ASSETS
Current Assets
Cash	$142,762	$144,506
Accounts receivable	–	45,055
Total Current Assets	142,762	189,561

Oil and gas properties, using successful efforts accounting	217,433	885,810

TOTAL ASSETS	$360,195	$1,075,371
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$161,370	$159,255
Payroll liabilities	978	3,499
Investment payable	13,600	13,600
Lease payable	5,000	–
Asset retirement obligation	10,000	10,000
Shareholder advances	45,000	35,000
Interest payable	–	19,303
Notes payable - related parties, net of discount	–	183,384
Other payable	40,414	38,369
Total Current Liabilities	276,362	462,410
Commitments and Contingencies	–	–
Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,515,400 and 14,415,400 shares issued and outstanding at September 30, 2015 and September 30, 2014, respectively	14,515	14,415
Additional paid-in capital	1,947,896	1,875,955
Common stock issuable	501,754	–
Accumulated deficit	(2,380,332)	(1,277,409)
Total Shareholders' Equity	83,833	612,961

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$360,195	$1,075,371

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2015	2014
Revenues
Oil and gas sales	$81,231	$304,289

General and administrative expenses	374,742	722,887
Operating Loss	(293,511)	(418,598)
Other income (expenses)
Interest expense	(33,719)	(40,923)
Amortization of debt discount	(337,767)	(253,607)
Loss on sale of oil and gas interest	(150,050)	(19,983)
Impairment loss on oil and gas properties	(317,876)	–
Other income	30,000	–
Loss Before Income Taxes	(1,102,923)	(733,111)

Tax provision	–	–
Net Loss	$(1,102,923)	$(733,111)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,424,989	14,182,984
Basic and diluted net loss per share	$(0.08)	$(0.05)

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended September 30, 2015 and 2014

	Common Stock		Options	Additional	Common		Total
	Number		Number	Paid-in	Stock	Accumulated	Shareholders'
	of Shares	Amount	of Options	Capital	Issuable	Deficit	Equity
Balance, September 30, 2013	14,079,400	$14,079	400,000	$1,426,035	$–	$(544,298)	$895,816

Issuance of common stock for cash	336,000	336	–	167,664	–	–	168,000

Debt discount	–	–	–	50,000	–	–	50,000

Stock based compensation	–	–	400,000	232,256	–	–	232,256

Net loss	–	–	–	–	–	(733,111)	(733,111)
Balance, September 30, 2014	14,415,400	$14,415	800,000	$1,875,955	$–	$(1,277,409)	$612,961
Issuance of common stock for cash	100,000	100	–	24,900	–	–	25,000
Debt discount	–	–	–	–	–	–	–
Conversion of notes and interest payable	–	–	–	–	501,754	–	501,754
Stock based compensation	–	–	200,000	47,041	–	–	47,041
Net loss	–	–	–	–	–	(1,102,923)	(1,102,923)
Balance, September 30, 2015	14,515,400	$14,515	1,000,000	$1,947,896	$501,754	$(2,380,332)	$83,833

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,102,923)	$(733,111)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	47,041	232,256
Loss on sale of oil and gas interest	150,050	19,983
Impairment loss on investment	317,876	–
Depletion expense	20,000	–
Conversion of interest payable to common stock	46,608	–
Amortization of debt discount	337,767	253,607
Changes in operating assets and liabilities:
Accounts receivable	45,055	123,895
Payroll liabilities	(2,521)	(412)
Investment payable	–	13,600
Lease payable	5,000	–
Other payable	2,045	38,369
Interest payable	(19,303)	13,925
Accrued expenses	2,115	8,059
Net cash used in operating activities	(151,190)	(29,829)

Cash flows from investing activities
Investments	(5,000)	(193,684)
Proceeds from sale of oil and gas interest	185,450	290,000
Net cash provided by investing activities	180,450	96,316

Cash flows from financing activities
Proceeds from sale of common stock	25,000	168,000
Proceeds from notes payable	–	50,000
Repayment on note payable	(66,004)	(176,612)
Shareholder advances	10,000	20,000
Net cash provided by (used in) financing activities	(31,004)	61,388

Net increase (decrease) in cash	(1,744)	127,875
Cash, beginning of period	144,506	16,631
Cash, end of period	$142,762	$144,506

Supplemental cash flow disclosure:
Interest paid	$6,414	$26,998
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of notes payable - related parties to common stock	$455,146	$–

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the years ended September 30, 2015 and 2014, the Company incurred a net loss of $1,102,923, and $733,111, respectively. In addition, the Company had an accumulative deficit of $2,380,332 and $1,277,409, as of September 30, 2015 and 2014, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360-10-35, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. During the year ended September 30, 2015, the Company recorded $317,876 of impairment on the Company’s investments in oil and gas properties.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

Cash, cash equivalents, and other cash flow statement supplemental information

Cash is commonly considered to consist of currency and demand in deposits. The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash with high credit quality financial institutions.  Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

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

Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from 2012 to the present, generally for three years after they are filed.

The Company has not filed its income tax returns for fiscal years 2012 to 2014. The Company plans to file these tax returns in first quarter of 2016. The Company believes that it should not have any material impact on the financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the years ended September 30, 2015 and 2014, all common stock equivalents were anti-dilutive.

Stock-based payments

Compensation costs for all share-based awards are measured based on the grant date fair value and are recognized over the vesting period. The Company has no awards with market or performance conditions. Excess tax benefits will be recognized as an addition to additional paid-in-capital.

Revenue recognition

In accordance with the requirements ASC topic 605 “Revenue Recognition”, revenues are recognized at such time as (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable and (4) collectability is reasonably assured.

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

As of September 30, 2015 and 2014, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

Recent accounting pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is effective as of October 1, 2014 and is consistent with the Company’s present practice.

In May 2014, the FASB issued ASU No. 2014-09 " Revenue from Contracts with Customers " (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact this guidance will have on Company’s financial position and statement of operations.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments.” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  Management is currently evaluating the impact this guidance will have on our financial position and results of operations.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management is currently evaluating the impact this guidance will have on Company’s financial position and results of operations.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 and 2014

2.	Oil and Gas Properties

Port Hudson Field, Baton Rouge Parish, Louisiana

Effective April 1, 2013, the Company acquired a 7.24625% working interest in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana, for a total consideration of $702,900. The Company’s working interest was subject to certain overriding royalty interests, subject to which it had a 5.65158% net revenue interest in the Port Hudson Field.

On April 5, 2014, the Company entered into an agreement with EnTek Partners, LLC for the sale of 44.1% of the Company’s working interest in the Port Hudson field for the total consideration of $290,000, less any payments received by the Company for production from the Port Hudson field occurring after January 1, 2014. Pursuant to the Company’s agreement with EnTek Partners, the Company sold to EnTek an undivided 3.1956% of 8/8th working interest (2.4926% net revenue interest) out of the working interests in the Port Hudson field owned by the Company at that time. The transactions under the Entek Partners agreement closed on April 16, 2014, with an effective date of January 1, 2014. After giving effect to the sale, the Company continued to hold a 4.0506% working interest (3.1595% net revenue interest) in Port Hudson field. During the year ended September 30, 2014, the Company recorded a loss on sale of the working interest of $19,983.

Pursuant to the same agreement, EnTek Partners had also agreed to provide to the Company $275,000 in non-recourse financing to pay for its share of a dual recompletion in the D-1 well at West Cam 225 property in exchange for its agreement to provide EnTek Partners with 75% of the net profits derived by the Company from the West Cam 225 property until such time as EnTek Partners has recouped 100% of the recompletion costs advanced on the Company’s behalf and 50% of the net profits thereafter.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 and 2014

Wolfcamp Field, Hale County, Texas

In June and July 2014, the Company acquired non-operating leases covering approximately 1,070 gross mineral acre leases in the Wolfcamp field located in Hale County, Texas. The leases were acquired for cash payments of $45,484. The leases have a primary term of five years with the Company option to extend the term for another five years. The leased properties constitute the surface acreage comprising a natural gas prospect, for which we hold 50% of the working interest and 40% net revenue interest. The leased properties are subject to a 20% royalty interest held by the owners and a third party. the Company is currently evaluating the Company options for the exploitation of the leased properties, including the Company sale of the leases or the Company farm-out of the leases to a natural gas operator.

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

On April 6, 2015, the Company entered into agreements with Hi-Tech exploration, LLC to sell its entire interests in the Port Hudson field and the West Cam 225 for a total consideration of $335,500. The Company completed the sale and paid $150,050 for outstanding costs and recorded it as loss on sale of oil and gas interest.

Leased Properties from Kiowa Oil Company

On September 30, 2015, the Company entered into an agreement with Kiowa Oil Company to lease 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price will be paid in the Company’s common shares at the per share price of $0.50.

As of September 30, 2015 and September 30, 2014, total oil and gas properties amounted to $217,433 and $885,810, respectively.

3.	Notes Payable – Related Parties

On August 14, 2013, the Company entered into a loan agreement with a shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned the Company $417,762, the proceeds of which were used to partially finance the acquisition of the Port Hudson interest described in Note 2 above. The loan beared interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest were payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. The Company’s obligations under the loan were secured by our working interest in the Port Hudson field.

On September 6, 2013, the Company entered into another loan agreement with Mr. Gary Bryant, pursuant to which Mr. Bryant loaned the Company $130,000, the proceeds of which were used to partially finance the Company’s payment of its allocable expenses associated with its working interest in the West Cam 225 field, described in Note 2 above. The loan beared interest on the unpaid principal amount at the rate of 6% per annum. All principal and interest were payable on December 6, 2013 and were convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share. In December 2013, Mr. Bryant and the Company entered to an agreement to extend the due date of the loan to February 6, 2016. The Company’s obligations under the loan were secured by its working interest in the Port Hudson field. The Company also entered into an amendment to its loan agreement with Mr. Bryant dated August 14, 2013, in the original principal amount of $417,762, to provide that all principal and interest under that loan agreement were convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share.

On April 3, 2015, Mr. Bryant agreed to release the security interest in the Port Hudson field as the Company engaged in negotiations to sell the property.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

On September 30, 2015, Mr. Bryant agreed to convert the outstanding principal amounts of $325,146 and $130,000 and accrued interest to the Company’s common stock at $0.50 per share.

In connection with the issuance of the above notes, the Company recorded a note discount of $50,000 and $647,762 for the years ended September 30, 2014 and 2013, respectively, which are to be amortized over the lives of the notes. On September 30, 2015, due to conversion of the full outstanding principal amount owed to Mr. Bryant, the related note discount was fully amortized. For the year ended September 30, 2015 and 2014, the Company recorded amortization of note discount of $337,767 and $253,607 as amortization of debt discount.

4.	Shareholder Advances

During the year ended September 30, 2014 and 2013, a shareholder made advances to the Company to support its daily operations. These advances are due on demand and do not bear any interest. As of September 30, 2015 and September 30, 2014, the total outstanding amount due to the shareholder was $35,000 and $35,000, respectively.

During the year ended September 30, 2015, a shareholder paid a total amount of $15,000 for payment of legal fees on behalf of the Company through his personal credit line. The Company repaid $5,000 during the year ended September 30, 2015. The outstanding balance of $10,000 is due on demand and bears variable interest of 25.99%.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

In September 2015, the Company entered into a subscription agreement with an accredited investor to sell 100,000 shares of the Company’s common stock at $0.25 per share. The total amount of $25,000 was received and shares were issued in September 2015.

On September 30, 2015, Mr. Bryant, a shareholder and convertible note holder, agreed to convert the outstanding principal amounts of $325,146 and $130,000 due to him to the Company’s common stock at $0.50 per share. As of September 30, 2015, these shares had not been issued and was recorded as common stock payable.

As of September 30, 2015 and September 30, 2014, the Company had 14,515,400 and 14,415,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

September 30, 2015 and 2014

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.5 per share and expire on April 16, 2020 and 66,667 shares vest immediately with the rest vest equally on April 16, 2016 and 2017. The fair value of these options determined to be $99,712 and $47,041was amortized and included in general and administrative expenses for the year ended September 30, 2015.

The following assumptions were used in the fair value method calculation:

•	Volatility: 169%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

The following information applies to all options outstanding at September 30, 2015:

•	Weighted average exercise price: $0.43

•	Options outstanding and exercisable: 897,223

•	Average remaining life: 2.46 years

6.	Income Taxes

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at September 30, 2015 and 2014 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at September 30, 2015 and 2014. As of September 30, 2015 and 2014, the Company had federal net operating loss carry-forwards of approximately $2,400,000 and $1,300,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	September 30,	September 30,
	2015	2014

Net loss carryforward	$840,000	$455,000
Valuation allowance	(840,000)	(455,000)
Total deferred tax assets	$–	$–

7.	Subsequent Event

Events subsequent to September 30, 2015 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.       Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were not effective as of September 30, 2015 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 15a-15(f) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of September 30, 2015 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.       Other Information

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers.

Name	Age	Position

John D. Kerr	48	President, Chief Executive Officer, Chief Financial Officer and Director

Paul Brogan	57	Director

Gordon Johnson	77	Director

Mr. Kerr has served as our chief financial officer and a member of our board of directors since our founding on December 9, 2010 and has served as our president and chief executive officer since May 2015. For over the past five years, Mr. Kerr has served as a vice president of Newport Capital Consultants, Inc. Mr.. Kerr is the son-in-law of Gary Bryant, our principal stockholder. Mr. Bryant is the chief executive officer and owner of Newport Capital Consultants, Inc. Newport Capital Consultants, Inc. is an affiliate of our company.

Mr. Brogan has served as a member of our board of directors since April 2015. Since January 2015, Mr. Brogan has served as president of C-Bond Systems, LLC, a Houston based business co-founded by Mr. Brogan engaged in development of technologies designed to significantly strengthen glass, increase glass flexibility and enhance the adhesion of glass-to-window film products. From January 2010 to December 2014, Mr. Brogan served as president and chief executive officer of Wintec Security, Inc., a Houston based business engaged in the business of security products. Mr. Brogan has over 30 years of experience in the oil and gas industry. From 1999 to 2010, Mr. Brogan served as president of LEXCO Energy Corporation, a Houston based oil and Gas Company. From 1998 to 1999, Mr. Brogan served on the advisory staff of R.A. Lenser and Associates, a petroleum engineering and geological consulting firm specializing in comprehensive oil and gas reserve reports, geological studies and 3-D seismic interpretation. From January 2000 to 2003, Mr. Brogan served as an advisor to the Venezuelan Ministry of Energy and Mines. From 1992 through 1998, Mr. Brogan was vice president of Rosneftegazstroy International, the former Ministry of Oil, Gas and Construction in Russia. Mr. Brogan initially started in the oil business in 1973 with Green Head Supply Company, a major supplier of oil and gas equipment, serving in the capacity of vice president responsible for financial planning, negotiations, marketing and public relations. Mr. Brogan received a degree in Business Management from Oklahoma City University in 1970.

Mr. Johnson has served as a member of our board of directors since November 2015. Mr. Johnson has over 40 years of experience in the oil and gas industry. Following his graduation from University of Texas, Mr. Johnson was employed by two major and two large independent oil companies, receiving experience in Texas, New Mexico, Oklahoma, Montana, North Dakota, and Louisiana. Subsequently, he joined the ranks of the independent oil operators. He has since served as president of several oil and gas companies. During his career he has been responsible for generating geological prospects, acquisition of oil and gas leases and producing properties, generation of drilling funds, supervision of the drilling and completion of numerous oil and gas wells, and coordination of several mergers. Mr. Johnson is currently president of Bayside Corporation, a company engaged in acquiring existing wells for remediation and re-completion as well as generating development drilling prospects.

Audit and Compensation Committees

We do not have an audit or compensation committee.

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

Item 11.       Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2015 and 2014. In reviewing the table, please note that Mr. Jones served as our president and chief executive officer through May 2015, at which time Mr. Kerr was appointed to serve as our president and chief executive officer.

Name and Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)

Stephen E. Jones, President and CEO	2015	$28,000	–	–	–	–	$28,000
	2014	$36,000	–	–	$58,060	–	$94,060

John D. Kerr, President, CEO and CFO	2015	$41,500	–	–	–	–	$41,500
	2014	$36,000	–	–	$58,060	–	$94,060

The dollar amounts in column (f) reflect the values of options as of the grant date for the year ended September 30, 2014, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended September 30, 2015.

Narrative Disclosure to Summary Compensation Table

We have no employment agreements with executive management. Our sole executive officer, John D. Kerr, receives a salary of $3,000 per month. Mr. Kerr is not entitled to receive any other compensatory benefits or consideration, such as medical or life insurance, car allowances or the like. At such time as Mr. Kerr provides his full business time to our company on a continuous basis, we expect to adjust upward the compensation and benefits payable to him appropriately. In March 2014, we granted to Mr. Jones and Mr. Kerr options to purchase 100,000 shares of our common stock, each, at an exercise price of $0.60 per share.

Mr. Kerr has committed to provide his full time to our company, however from our inception to date, and until such time as we receive significant additional capital, his duties to our company will not require his full business time. Until such time as he is required to provide his full time to our company, Mr. Kerr will continue to provide services on a limited basis to Newport Capital Consultants, provided that his provision of services to Newport Capital Consultants does not interfere with or otherwise impair their provision of services to our company.

Outstanding Equity Awards at September 30, 2015

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
John D. Kerr	200,000	–	–	$0.25	09/15/2016
John D. Kerr	100,000	–	–	$0.60	09/15/2016

Stephen E. Jones	100,000	–	–	$0.60	03/11/2019

Compensation of Directors

Upon their appointment to our board of directors, we granted to Paul Brogan and Gordon Johnson options to purchase 200,000 and 400,000 shares of our common stock, respectively. Mr. Brogan’s and Mr. Johnson’s options include exercise prices of $0.50 and $0.30 per share, respectively. Both options have a five year term and vest in equal one-third installments commencing on the date of grant and each of the first two anniversaries of the date of grant.

Except as described above, we have not paid any directors’ fees or other compensation to our directors for their services as directors. All of our directors receive reimbursement for out-of-pocket expenses for attending board of directors meetings. We intend to appoint additional members to the board of directors, including outside or non-officer members to the board. There are no understandings or arrangements at this time concerning the appointment of additional directors to our board, and we do not expect to be able to attract directors with significant oil and gas experience until such time as we raise significant additional capital. Any future outside directors may receive an attendance fee for each meeting of the board of directors. From time to time we may also engage certain future outside members of the board of directors to perform services on our behalf and we will compensate such persons for the services which they perform.

Section 16(A) Beneficial Ownership Reporting Compliance

Because our common stock is not registered under the Exchange Act, our officers, directors and 10% stockholders are not required to file with the SEC beneficial ownership reports under Section 16 of the Exchange Act.

Item 12        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this memorandum by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors, executive officers and nominees to become directors; and

●	all directors and executive officers as a group.

Name and Address	Number of Shares	Percentage Owned (1)
John D. Kerr (2)(3)	400,000	2.7%
Paul Brogan	266,667	1.8%
Gordon Johnson	133,333	0.9%
Gary Bryant (4)(5)	6,735,508	43.4%
Danilo Cacciamatta (6)	1,100,000	7.6%
Suzanne Bryant (4)	1,100,400	7.6%
Directors and executive officers as a group	800,000	5.4%

(1)	The percentage amounts for each reported person are based on 14,515,400 common shares issued and outstanding as of the date of this report.

(2)	The address for the stockholder is 5729 Lebanon Road, Suite 144, Frisco, Texas 75034.

(3)	The shares for John D. Kerr include 300,000 shares underlying presently exercisable options.

(4)	Gary and Suzanne Bryant are married, however they disclaim any interest in the shares held by the other. The address for the Gary and Suzanne Bryant is 980 Noble Champions Way, Bartonville, Texas 76226.

(5)	The shares for Gary Bryant include 1,003,508 shares to be issued to Mr. Bryant pursuant to his conversion of $501,754 of debt underlying a convertible secured promissory note at the rate of $0.50 per share.

(6)	The address for the Danilo Cacciamatta is 1360 Temple Hills Dr., Laguna Beach, CA 92651.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions, Promoters and Director Independence

In addition to our executive officers and directors, Mr. Gary Bryant may be deemed to be a promoter of our company. Mr. Bryant and his wife, Suzanne Bryant, each purchased 100,000 shares of our common stock, at a purchase price of $0.25 per share, in connection with our 2011 private placement of common shares. From time to time, Mr. Bryant provides us with advances of funds. The advances are unsecured and do not accrue interest on the principal amount. During the fiscal year ended September 30, 2013, Mr. Bryant agreed to convert $41,000 of advances into 82,000 shares of our common stock at the rate of $0.50 per share. At the same time, Mr. Bryant purchased 24,000 shares of our common at a price of $0.50 per share. As of September 30, 2015 and 2014, the total outstanding amount of advances from Mr. Bryant were $45,000 and $35,000, respectively.

In addition to the advances provided by Mr. Bryant, during the fourth fiscal quarter of 2013 Mr. Bryant loaned us a total of $547,762 for purposes of financing a portion of the Port Hudson and West Cam 225 acquisitions, including a loan for $417,762, which bears interest on the unpaid principal amount at the rate of 8% per annum and is payable over a four year period at the amortized rate of $10,198 per month, and another loan for $130,000, which bears interest on the unpaid principal amount at the rate of 6% per annum and is payable on February 6, 2016. Our obligations under both loans are secured by our working interest in the Port Hudson field and all principal and interest under each loan is convertible, at the option of the holder, into our common shares at the rate of $0.50 per share. On September 30, 2015, Mr. Bryant converted all principal and accrued interest under both loans, totaling $501,754, into shares of our common stock at the rate of $0.50 per share.

On September 30, 2015, we entered into an agreement with Kiowa Oil Company to lease 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price will be paid by us in shares of our common stock at the per share price of $0.50. Kiowa Oil Company is a privately-held investment company controlled by Mr. Bryant.

Except for above-mentioned transactions, and compensation paid or payable by us to our executive officers and reported elsewhere in this report, we have not entered into any other transactions of any value with any of our directors, officers, principal stockholders, promoters or any of their family members or affiliates, including entities of which they are also officers or directors or in which they have a financial interest. We have, however, adopted a policy that any transactions that we might enter into with related parties or promoters will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board.

Item 14.       Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended September 30, 2015 and 2014 by our independent registered public accounting firm, Farber Hass Hurley LLP, for the audit of our consolidated financial statements for the years ended September 30, 2015 and 2014, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2015	2014
Audit Fees	$54,000	$56,030
Audit-Related Fees	–	–
	$54,000	$56,030

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

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on December 9, 2011.

3.2	Amendment to Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
10.1	West Texas Resources, Inc. 2011 Stock Incentive Plan*	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.2	Lease Agreement dated August 22, 2011 between Registrant and Bay Energy Services, Inc.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.3	Form of Registration Rights Agreement dated January 24, 2011 between Registrant and Selling Stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
10.4	Assignment dated September 30, 2011 between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.5	Joint Operating Agreement between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.6	Letter Agreement dated July 3, 2013 between the Registrant and Wells Fargo Energy Capital, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.7	Letter Agreement dated August 1, 2013 between Registrant and Gulfex Resources, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.8	Loan Agreement dated August 14, 2013 between Registrant and Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013
26

10.9	Promissory Note dated August 14, 2013 made by Registrant in favor of Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.10	Letter Agreement dated August 16, 2013 between Registrant and Enovation Resources LLC.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.11	Loan Agreement dated September 5, 2013 between Registrant and Gary Bryant, as amended on January 10, 2014	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January14, 2014

10.12	Loan Agreement dated September 5, 2013 between Registrant and Lake Oswego Oil Company, LLC, as amended on January 10, 2014	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January14, 2014
10.13	Letter Agreement dated April 15, 2014 between the Registrant and EnTek Partners, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 21, 2014

10.14	Lease Agreement dated September 30, 2015 between Registrant and Kiowa Oil Company	Filed electronically herewith

14.1	West Texas Resources, Inc. Code of Ethics	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2013

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.
101.INS	XBRL Instance Document	Filed electronically herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST TEXAS RESOURCES, INC.

Date: December 30, 2015	By:	/s/ John D. Kerr
John D. Kerr,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Kerr	Chief Executive Officer, Chief Financial Officer and Director	December 30, 2015
John D. Kerr	(Principal Executive and Financial Officer)

/s/Paul Brogan	Director	December 30, 2015
Paul Brogan

/s/Gordon Johnson	Director	December 30, 2015
Gordon Johnson

