Form 10-Q
period 2015-12-31
West Texas Resources, Inc.
filed 2016-02-16
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

As of February 12, 2016, there were outstanding 15,938,908 shares of the common stock of West Texas Resources, Inc.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

West Texas Resources, Inc.

BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$82,815	$142,762
Total Current Assets	82,815	142,762

Oil and gas properties, using successful efforts accounting	217,433	217,433

TOTAL ASSETS	$300,248	$360,195

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$152,896	$161,370
Payroll liabilities	–	978
Investment payable	13,600	13,600
Lease payable	5,000	5,000
Asset retirement obligation	10,000	10,000
Shareholder advances	42,000	45,000
Other payable	49,621	40,414
Total Current Liabilities	273,117	276,362

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,515,400 and 14,515,400 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	14,515	14,515
Additional paid-in capital	1,957,635	1,947,896
Common stock issuable	501,754	501,754
Accumulated deficit	(2,446,773)	(2,380,332)
Total Shareholders' Equity	27,131	83,833

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$300,248	$360,195

See accompanying notes to these financial statements

West Texas Resources, Inc.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2015	2014
Revenues
Oil and gas sales	$–	$64,339

General and administrative expenses	65,930	128,121
Operating Loss	(65,930)	(63,782)

Other income (expenses)
Interest expense	(511)	(4,393)
Amortization of debt discount	–	(63,610)
Other income	–	30,000
Loss Before Income Taxes	(66,441)	(101,785)

Tax provision	–	–
Net Loss	$(66,441)	$(101,785)

Loss per share
Basic and diluted weighted average number of common shares outstanding	14,515,400	14,415,400

Basic and diluted net loss per share	$(0.00)	$(0.01)

See accompanying notes to these financial statements

West Texas Resources, Inc.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(66,441)	$(101,785)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	9,739	–
Amortization of debt discount	–	83,610
Changes in operating assets and liabilities:
Accounts receivable	–	5,055
Payroll liabilities	(978)	(561)
Other payables	9,207	(3,000)
Accrued expenses	(8,474)	(15,878)

Net cash used in operating activities	(56,947)	(32,559)

Cash flows from financing activities
Repayment on note payable	–	(66,005)
Shareholder advances	(3,000)	–

Net cash used in financing activities	(3,000)	(66,005)

Net decrease in cash	(59,947)	(98,564)

Cash, beginning of period	142,762	144,506

Cash, end of period	$82,815	$45,942

Supplemental cash flow disclosure:
Interest paid	$511	$4,393
Income taxes paid	$–	$–

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015 and 2014

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended September 30, 2015.

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the three months ended December 31, 2015 and 2014, the Company incurred a net loss of $66,441 and $101,785, respectively. In addition, the Company had an accumulative deficit of $2,446,773 and $2,380,332, as of December 31, 2015 and September 30, 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2015 and 2014

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

The Company has not filed its income tax returns for fiscal years 2012 to 2014. The Company plans to file these tax returns in second quarter of 2016. The Company believes that it should not have any material impact on the financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three months ended December 31, 2015 and 2014, all common stock equivalents were anti-dilutive.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015 and 2014

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

As of December 31, 2015 and September 30, 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015 and 2014

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015 and 2014

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

Stansell Field, Floyd County, Texas

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A the Companying current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. In April 2015, the operator has started the re-entry of the Stansell #1-A well.

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

As of December 31, 2015 and September 30, 2015, total oil and gas properties amounted to $217,433 and $217,433, respectively.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015 and 2014

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015 and 2014

On September 30, 2015, Mr. Bryant agreed to convert the outstanding principal amounts of $325,146 and $130,000 and accrued interest to the Company’s common stock at $0.5 and $0.5 per share respectively.

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

During the year ended September 30, 2014 and 2013, a shareholder made advances to the Company to support its daily operations. These advances are due on demand and do not bear any interest. As of December 31, 2015 and September 30, 2015, the total outstanding amount due to the shareholder was $35,000 and $35,000, respectively.

During the year ended September 30, 2015, a shareholder paid a total amount of $15,000 for payment of legal fees on behalf of the Company through his personal credit line. The Company repaid $3,000 during the three months ended December 31, 2015. The outstanding balance is due on demand and bears variable interest of 25.99%. As of December 31, 2015 and September 30, 2015, the total outstanding amount due to the shareholder was $7,000 and $10,000, respectively.

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

On September 30, 2015, Mr. Bryant, a shareholder and convertible note holder, agreed to convert the outstanding principal amounts of $325,146 and $130,000 due to him to the Company’s common stock at $0.50 per share. As of December 31, 2015, these shares had not been issued and were recorded as common stock payable.

As of December 31, 2015 and September 30, 2015, the Company had 14,515,400 and 14,515,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015 and 2014

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.5 per share and expire on April 16, 2020 and 66,667 shares vest immediately with the rest vest equally on April 16, 2016 and 2017. The fair value of these options was determined to be $99,712, of which $9,739 was amortized and included in general and administrative expenses for the three months ended December 31, 2015.

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

The following information applies to all options outstanding at December 31, 2015:

•	Weighted average exercise price: $0.43

•	Options outstanding and exercisable: 913,890

•	Average remaining life: 2.24 years

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015 and 2014

6.	Income Taxes

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

Events subsequent to December 31, 2015 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. Management noted the following subsequent events that should be disclosed:

•	In January 2016, the Company entered into an agreement with Mr. Gary Bryant to convert the outstanding balance of shareholder advances of $42,000 to the Company’s common stock at a price of $0.10 per share.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 30, 2015 and our subsequently filed periodic reports, which discuss our business in greater detail.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the section “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 30, 2015. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

Port Hudson Field

In August 2013, we acquired a 7.24625% working interest (5.65158% net revenue interest) in the oil and gas leases, wells and attendant production in the Port Hudson field, Baton Rouge Parish, Louisiana for $702,900. On April 15, 2014, we sold 44.1% of our original working interest in the Port Hudson field for the total consideration of $290,000, less any payments received by us for production from the Port Hudson field occurring after January 1, 2014. On April 6, 2015, we entered into an agreement with Hi-Tech Exploration, LLC to sell our entire 4.0506% working interest (3.1595% net revenue interest) in the Port Hudson field for the total consideration of $205,000, less any payments received by us for production from the Port Hudson field occurring after March 1, 2015.

West Cam 225 Field

In September 2013, we acquired a 10.0167% working interest (7.2120% net revenue interest) in an offshore oil and gas field, known as West Cam 225, located in the shallow waters of the Gulf of Mexico near Cameron, Louisiana for $280,459. On April 6, 2015, we entered into an agreement with Hi-Tech to sell our entire 10.0167% working interest (7.2118% net revenue interest) in the West Cam 225 property for the total consideration of $130,500.

Wolfcamp Field

In June and July 2014, we acquired non-operating leases covering approximately 1,070 gross mineral acre leases in the Wolfcamp field located in Hale County, Texas for $45,484. The leases have a primary term of five years with our option to extend the term for another five years. The leased properties constitute the surface acreage comprising a natural gas prospect, for which we hold 50% of the working interest and 40% net revenue interest. The leased properties are subject to a 20% royalty interest held by the owners and a third party. We are currently evaluating our options for the exploitation of the leased properties, including our sale of the leases or our farm-out of the leases to a natural gas operator.

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

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. From April 1, 2013 to December 2013, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we derived revenue from our working interest in the West Cam 225 field. During the three month periods ended December 31, 2015 and 2014, we had nil and $64,339 of revenue, respectively. The decrease in revenue was due to our sale of a our entire interest in Port Hudson and West Cam in April 2015.

For the three month period ended December 31, 2015, we had general and administrative expenses of $65,930 compared to general and administrative expenses of $128,121 during the prior year period. The decrease in expenses is attributable to a decrease in consulting and professional fees.

For the three month period ended December 31, 2015, we had other expenses of $511 compared to other expenses of $38,003 during the prior year period. The decrease in other expenses was driven by the conversion of $501,754 of principal and accrued interest under two promissory notes into shares of our common stock as of September 30, 2015.

For the three month periods ended December 31, 2015 and 2014, we incurred a net loss of $(66,441) and $(101,785), respectively. The decrease in our net loss was the result of lower expenses in 2015.

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

Financial Condition

As of December 31, 2015, we had total assets of $300,248 and a working capital deficit of $(190,302). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have a limited history of generating cash from oil and gas operations. We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms. In addition, any continuation in the recent decline in the price of oil and gas may have an material adverse effect on our ability to raise capital as well as our financial condition and results of operations.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2015 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of December 31, 2015, and included in our annual report on Form 10-K filed with the SEC on December 30, 2015, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WEST TEXAS RESOURCES, INC.

Date:	February 16, 2016	By:	/s/ John D. Kerr
John D. Kerr,
President, Chief Executive Officer and Chief Financial Officer

