Form 10-Q
period 2016-03-31
West Texas Resources, Inc.
filed 2016-05-23
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of March 20, 2016, there were outstanding 15,938,908 shares of the common stock of West Texas Resources, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$84,835	$142,762
Receivable from shareholder	3,558	–
Total Current Assets	88,393	142,762

Oil and gas properties, using successful effort accounting	242,433	217,433

TOTAL ASSETS	$330,826	$360,195

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$165,263	$161,370
Payroll liabilities	982	978
Investment payable	13,600	13,600
Lease payable	5,000	5,000
Asset retirement obligation	10,000	10,000
Shareholder advances	–	45,000
Other payable	26,343	40,414
Total Current Liabilities	221,188	276,362

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 15,938,908 and 14,515,400 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	15,939	14,515
Additional paid-in capital	2,508,274	1,947,896
Common stock issuable	72,750	501,754
Accumulated deficit	(2,487,325)	(2,380,332)
Total Shareholders' Equity	109,638	83,833

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$330,826	$360,195

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Revenues
Oil and gas sales	$430	$16,801	$430	$81,140

General and administrative expenses	40,539	83,876	106,469	211,997
Operating Loss	(40,109)	(67,075)	(106,039)	(130,857)

Other income (expenses)
Interest expense	(443)	(10,141)	(954)	(14,534)
Amortization of debt discount	–	(26,110)	–	(89,720)
Impairment loss on oil and gas properties	–	(317,876)	–	(317,876)
Other income	–	–	–	30,000
Loss Before Income Taxes	(40,552)	(421,202)	(106,993)	(522,987)

Tax provision	–	–	–	–
Net Loss	$(40,552)	$(421,202)	$(106,993)	$(522,987)

Loss per share
Basic and diluted weighted average number of common shares outstanding	15,372,472	14,415,400	14,939,227	14,415,400

Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.04)

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(106,993)	$(522,987)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	18,048	–
Impairment loss on investment	–	317,876
Depletion expense	–	20,000
Amortization of debt discount	–	89,720
Changes in operating assets and liabilities:
Accounts receivable	–	37,479
Payroll liabilities	4	(1,828)
Other payable	(14,071)	(4,309)
Interest payable	–	8,450
Accrued expenses	3,893	19,140
Net cash used in operating activities	(99,119)	(36,459)

Cash flows from investing activities
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities
Proceeds from sale of common stock	47,750	–
Repayment on note payable	–	(66,005)
Shareholder Advances	(6,558)	–
Net cash provided by (used in) financing activities	41,192	(66,005)

Net decrease in cash	(57,927)	(102,464)

Cash, beginning of period	142,762	144,506

Cash, end of period	$84,835	$42,042

Supplemental cash flow disclosure:
Interest paid	$954	$6,084
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$42,000	$–

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the six months ended March 31, 2016 and 2015, the Company incurred a net loss of $106,993 and $522,987, respectively. In addition, the Company had an accumulative deficit of $2,487,325 and $2,380,332, as of March 31, 2016 and September 30, 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2016 and 2015

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

The Company has not filed its income tax returns for fiscal years 2012 to 2014. The Company plans to file these tax returns in second calendar quarter of 2016. The Company believes that it should not have any material impact on the financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended March 31, 2016 and 2015, all common stock equivalents were anti-dilutive.

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

As of March 31, 2016 and September 30, 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

Recent accounting pronouncement

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

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

TW Lee Field, Gregg County, Texas

On March 3, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest / 18.75% net revenue interest in the properties located in Gregg County, Texas. The purchase price for the subject interests under this agreement is $25,000, which will be paid in the Company’s common shares at the per share price of $0.25.

As of March 31, 2016 and September 30, 2015, total oil and gas properties amounted to $242,433 and $217,433, respectively.

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

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

During the year ended September 30, 2014 and 2013, a shareholder made advances to the Company to support its daily operations. These advances were due on demand and do not bear any interest.

During the year ended September 30, 2015, a shareholder paid a total amount of $15,000 for payment of legal fees on behalf of the Company through his personal credit line. The outstanding balance was due on demand and bears variable interest of 25.99%. As of September 30, 2015, the total outstanding amount due to the shareholder was $45,000.

The Company repaid $6,558 during the six months ended March 31, 2016. In January 2016, the Company issued 450,000 shares of its common stock upon conversion of the outstanding amount of $45,000. In addition, the shareholder retired 30,000 shares in exchange for $3,000 overpayment made to him. As of March 31, 2016, the Company had a receivable from shareholder of $3,558.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

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

On September 30, 2015, Mr. Bryant, a shareholder and convertible note holder, agreed to convert the outstanding principal amounts of $325,146 and $130,000 due to him to the Company’s common stock at $0.50 per share. The Company issued 1,003,508 shares in February 2016 as repayment of the outstanding principal and accrued interest.

In January 2016, the Company issued 450,000 shares of its common stock upon conversion of the outstanding amount of shareholder advances of $45,000. In addition, the shareholder retired 30,000 shares in exchange for $3,000 overpayment made to him.

During the quarter ended March 31, 2016, the Company entered into subscription agreements with various accredited investors to sell 191,000 shares of the Company’s common stock at $0.25 per share. The total amount of $47,750 was received and recorded as common stock issuable.

On March 3, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest / 18.75% net revenue interest in the properties located in Gregg County, Texas. The purchase price for the subject interests under this agreement is $25,000, which will be paid in the Company’s common shares at the per share price of $0.25. As of March 31, 2016, the shares had not been issued and were recorded as common stock issuable.

As of March 31, 2016 and September 30, 2015, the Company had 15,938,908 and 14,515,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

March 31, 2016 and 2015

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.5 per share and expire on April 16, 2020 and 66,667 shares vest immediately with the rest vest equally on April 16, 2016 and 2017. The fair value of these options was determined to be $99,712, of which $18,048 was amortized and included in general and administrative expenses for the six months ended March 31, 2016. As of March 31, 2016, the unrecognized compensation expense related the non-vested stock options was $34,622, to be amortized over the vesting period.

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

The following information applies to all options outstanding at March 31, 2016:

•	Weighted average exercise price: $0.44

•	Options outstanding and exercisable: 930,557

•	Average remaining life: 2.03 years

6.	Income Taxes

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016 and 2015

Deferred tax assets consist of the following components:

	September 30, 2015	September 30, 2014

Net loss carryforward	$840,000	$455,000
Valuation allowance	(840,000)	(455,000)
Total deferred tax assets	$–	$–

7.	Subsequent Event

Events subsequent to March 31, 2016 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. Management noted the following subsequent events that should be disclosed:

•	On April 18, 2016, the Company entered into a subscription agreement with an accredited investor to sell 20,000 shares of the Company’s common stock at $0.25 per share.

•	In April 2016, the Company entered into a non-binding letter of intent to acquire a 100% working interest (82.3% net revenue) in 57 wells on approximately 3,841 acres in the State of Louisiana for total consideration of $60,000. The acquisition is subject to the Company’s continuing due diligence and approval of definitive agreement between the parties. There can be no assurance that the Company will complete the acquisition.

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

Sunshine Prospect

We hold a 15% working interest (14.25% net revenue interest) in a non-operating oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. The operator intends to drill an initial well in the prospect in 2016.

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing well bore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through to the tanks. The operator commenced the re-entry of the Stansell #1-A well in January 2015 and is currently evaluating the drilling results.

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

T.A. Greer Lease

On March 3, 2016, we acquired a 25% working interest (19.5% net revenue interest) in an East Texas oil and gas property. The property is known as the T.A. Greer lease and includes two tracts of land totaling approximately 407 acres in Panola County, Texas. The property is held by production by two operating wells that the operator plans to re-work commencing in the third calendar quarter of 2016. We acquired the property from an unaffiliated party in consideration of our payment of $10,000 and issuance of 60,000 shares of our common stock.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America. However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. From April 1, 2013 to December 2013, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we derived revenue from our working interest in the West Cam 225 field. During the three month periods ended March 31, 2016 and 2015, we had $430 and $16,801 of revenue, respectively. The decrease in revenue was due to our sale of our entire interest in Port Hudson and West Cam in April 2015. During the six month periods ended March 31, 2016 and 2015, we had $430 and $81,140 of revenue, respectively. The decrease in revenue was due to our sale of our entire interests in Port Hudson and West Cam in April 2015.

For the three month period ended March 31, 2016, we had general and administrative expenses of $40,539 compared to general and administrative expenses of $83,876 during the prior year period. The decrease in expenses is attributable to a decrease in consulting and professional fees. During the six month periods ended March 31, 2016 and 2015, we had $106,469 and $211,997 of general and administrative expenses, respectively. The decrease in expenses is attributable to a decrease in consulting and professional fees.

For the three month period ended March 31, 2016, we had other expenses of $433 compared to other expenses of $354,127 during the prior year period. The decrease in other expenses was driven by an impairment charge in 2015 in the amount of $317,876 and interest and amortization of debt discount related to a convertible promissory that was converted to equity in September 2015. During the six month period ended March 31, 2016, we had $954 of other expenses, compared to $392,130 of other expenses, net of $30,000 of other income, for the prior year period. The increase was attributable to the aforementioned impairment and debt related charges.

For the three month periods ended March 31, 2016 and 2015, we incurred a net loss of $(40,552) and $(421,202), respectively. The decrease in our net loss was the result of lower expenses in 2016. For the six month periods ended March 31, 2016 and 2015, we incurred a net loss of $(106,993) and $(522,987), respectively.

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

Financial Condition

As of March 31, 2016, we had total assets of $330,826 and a working capital deficit of $(132,795). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have a limited history of generating cash from oil and gas operations. We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms. In addition, any continuation in the recent decline in the price of oil and gas may have an material adverse effect on our ability to raise capital as well as our financial condition and results of operations.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of March 31, 2016 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of September 30, 2015, and included in our annual report on Form 10-K filed with the SEC on December 30, 2015, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, we sold to accredited investors 191,000 shares of our common stock at $0.25 per share. On March 3, 2016, we also agreed to issue to Two Eagle Resources, a Texas corporation, 60,000 shares of our common stock for our purchase of a 25% working interest (18.75% net revenue interest) in an oil and gas property. All of the aforementioned shares were issued pursuant to section 4(a)(2) of the Securities Act of 1933, as amended.

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

WEST TEXAS RESOURCES, INC.

Date:	May 23, 2016	By:	/s/ John D. Kerr
John D. Kerr,
President, Chief Executive Officer and Chief Financial Officer

