Form 10-Q
period 2016-06-30
West Texas Resources, Inc.
filed 2016-08-22
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 18, 2016, there were outstanding 16,289,908 shares of the common stock of West Texas Resources, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$40,273	$142,762
Receivable from shareholder	3,558
Total Current Assets	43,831	142,762

Equipment, pumping unit held in storage	13,200	–
Oil and gas properties, using successful effort accounting	267,433	217,433

TOTAL ASSETS	$324,464	$360,195

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$142,052	$161,370
Payroll liabilities	4,000	978
Investment payable	13,600	13,600
Lease payable	5,000	5,000
Asset retirement obligation	10,000	10,000
Shareholder advances	–	45,000
Other payable	24,843	40,414
Total Current Liabilities	199,495	276,362

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,149,908 and 14,515,400 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	16,150	14,515
Additional paid-in capital	2,569,122	1,947,896
Common stock issuable	60,000	501,754
Accumulated deficit	(2,520,303)	(2,380,332)
Total Shareholders' Equity	124,969	83,833

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$324,464	$360,195

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues
Oil and gas sales	$227	$91	$657	$81,231

General and administrative expenses	33,205	86,003	139,674	298,000
Operating Loss	(32,978)	(85,912)	(139,017)	(216,769)

Other income (expenses)
Interest expense	–	(10,732)	(954)	(25,266)
Amortization of debt discount	–	(26,110)	–	(115,830)
Loss on sale of oil and gas interest	–	(150,050)	–	(150,050)
Impairment loss on oil and gas properties	–	–	–	(317,876)
Other income	–	–	–	30,000
Loss Before Income Taxes	(32,978)	(272,804)	(139,971)	(795,791)

Tax provision	–	–	–	–
Net Loss	$(32,978)	$(272,804)	$(139,971)	$(795,791)
Loss per share
Basic and diluted weighted average number of common shares outstanding	16,042,064	14,415,400	15,306,461	14,415,400
Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.06)

See accompanying notes to these financial statements

West Texas Resources, Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2016	2015
Cash used for operating activities
Net loss	$(139,971)	$(795,791)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	26,357	19,491
Loss on sale of oil and gas interest	–	150,050
Impairment loss on investment	–	317,876
Depletion expense	–	20,000
Amortization of debt discount	–	115,830
Changes in operating assets and liabilities:
Accounts receivable	–	45,055
Payroll liabilities	3,022	(2,521)
Other payable - Bank of America	(15,571)	3,583
Interest payable	–	18,852
Accrued expenses	(19,318)	1,693
Net cash provided by (used) in operating activities	(145,481)	(105,882)

Cash used for investing activities
Cash to purchase oil and gas properties	(10,000)	–
Purchase of pumping unit	(7,200)	–
Proceeds from sale of oil and gas interest	–	185,450
Net cash provided by (used in) investing activities	(17,200)	185,450

Cash flows from financing activities
Proceeds from sale of common stock	72,750	–
Repayment on note payable	–	(66,005)
Shareholder Advances	(6,558)	13,000
Purchase of equipment on credit	(6,000)	–
Net cash provided by (used in) financing activities	60,192	(53,005)

Net increase (decrease) in cash	(102,489)	26,563

Cash, beginning of period	142,762	144,506

Cash, end of period	$40,273	$171,069

Supplemental cash flow disclosure:
Interest paid	$954	$6,414
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$42,000	$–
Common stock issued for investments in oil and gas properties	$40,000	$–

See accompanying notes to these financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016 and 2015

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

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the nine months ended June 30, 2016 and 2015, the Company incurred a net loss of $139,971 and $795,791, respectively. In addition, the Company had an accumulative deficit of $2,520,303 and $2,380,332, as of June 30, 2016 and September 30, 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2016 and 2015

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

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016 and 2015

The Company has not filed its income tax returns for fiscal years 2012 to 2015. The Company plans to file these tax returns in the fourth calendar quarter of 2016. The Company believes that it should not have any material impact on the financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended June 30, 2016 and 2015, all common stock equivalents were anti-dilutive.

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

As of June 30, 2016 and September 30, 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016 and 2015

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

2. Oil and Gas Properties

Eastland County Field

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an explanatory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. After explanatory work was performed, we determined that, as of the three months ended June 30, 2013, our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation. The value of this property, subsequent the impairment, was $20,449. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

TW Lee Field, Gregg County, Texas

On March 3, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest (18.75% net revenue interest) in the properties located in Gregg County, Texas. The property is known as T.W. Lee. The purchase price for the subject interests under this agreement is $25,000, which will be paid in the Company’s common shares at the per share price of $0.25.

T.A. Greer Lease

On May 10, 2016, the Company acquired a 25% working interest (19.5% net revenue interest) in an East Texas oil and gas property. The property is known as the T.A. Greer lease and includes two tracts of land totaling approximately 407 acres in Panola County, Texas.. We acquired the property from an unaffiliated party in consideration of our payment of $10,000 and issuance of 60,000 shares of our common stock at $0.25 per share for a total consideration of $25,000.

As of June 30, 2016 and September 30, 2015, total oil and gas properties amounted to $267,433 and $217,433, respectively.

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

June 30, 2016 and 2015

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

The Company repaid $6,558 during the six months ended March 31, 2016. In January 2016, the Company issued 450,000 shares of its common stock upon conversion of the outstanding amount of $45,000. In addition, the shareholder retired 30,000 shares in exchange for $3,000 overpayment made to him. As of June 30, 2016, the Company had a receivable from shareholder of $3,558.

WEST TEXAS RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016 and 2015

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

On March 3, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest / 18.75% net revenue interest in the properties known as T.W. Lee located in Gregg County, Texas. The purchase price for the subject interests under this agreement is $25,000, which will be paid in the Company’s common shares at the per share price of $0.25. As of June 30, 2016, the shares had not been issued and were recorded as common stock issuable.

During the quarter ended June 30, 2016 the Company entered into subscription agreements with various accredited investors to sell 100,000 shares of the Company’s common stock at $0.25 per share. The total amount of $25,000 was received and $5,000 worth of the shares were issued as of June 30, 2016 with the remaining $20,000 recorded as common stock issuable.

On May 10, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest in the properties know as T.A. Greer located in Panola County, Texas. The purchase price for the subject interests under this agreement is $10,000 in cash and $15,000, which will be paid in the Company’s common shares at the per share price of $0.25. As of June 30, 2016, the shares had not been issued and were recorded as common stock issuable. The cash portion was paid May 12, 2016.

As of June 30, 2016 and September 30, 2015, the Company had 16,149,908 and 14,515,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

June 30, 2016 and 2015

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.5 per share and expire on April 16, 2020 and 66,667 shares vest immediately with the rest vest equally on April 16, 2016 and 2017. The fair value of these options was determined to be $99,712, of which $26,357 was amortized and included in general and administrative expenses for the nine months ended June 30, 2016. As of June 30, 2016, the unrecognized compensation expense related the non-vested stock options was $26,313 to be amortized over the vesting period.

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

The following information applies to all options outstanding at June 30, 2016:

•	Weighted average exercise price: $0.44

•	Options outstanding and exercisable: 947,223

•	Average remaining life: 1.81 years

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

June 30, 2016 and 2015

Deferred tax assets consist of the following components:

	September 30, 2015	September 30, 2014
Net loss carryforward	$840,000	$455,000
Valuation allowance	(840,000)	(455,000)
Total deferred tax assets	$–	$–

7. Subsequent Event

Events subsequent to June 30, 2016 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. Management noted the following subsequent event that should be disclosed:

•	On August 9, 2016, the Company issued 60,000 shares of the Company’s common stock at $0.25 per share to a shareholder in exchange for additional investment in the Greer property.

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

Eastland County Field

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an explanatory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. After explanatory work was performed, we determined that, as of the three months ended June 30, 2013, our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation. The value of this property, subsequent the impairment, was $20,449. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

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

T.W. Lee Lease

On March 3, 2016, we acquired a 25% working interest (18.75% net revenue interest) in an East Texas oil and gas property. The property is known as the T.W. Lee lease. We acquired the property from an unaffiliated party in consideration of issuance of 100,000 shares of our common stock.

T.A. Greer Lease

On May 10, 2016, we acquired a 25% working interest (19.5% net revenue interest) in an East Texas oil and gas property. The property is known as the T.A. Greer lease and includes two tracts of land totaling approximately 407 acres in Panola County, Texas. The property is held by production by two operating wells that the operator plans to re-work commencing in the third calendar quarter of 2016. We acquired the property from an unaffiliated party in consideration of our payment of $10,000 and issuance of 60,000 shares of our common stock at $0.25 for a total consideration of $25,000.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America. However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Results of Operations

We commenced revenue producing oil and gas operations effective as of April 1, 2013. From April 1, 2013 to December 2013, all of our revenue was derived from our working interest in the Port Hudson field. Commencing in January 2014, we derived revenue from our working interest in the West Cam 225 field. During the three month periods ended June 30, 2016 and 2015, we had $227 and $91 of revenue, respectively. During the nine month periods ended June 30, 2016 and 2015, we had $657 and $81,231 of revenue, respectively. The decrease in revenue was due to our sale of our entire interests in Port Hudson and West Cam in April 2015.

For the three month period ended June 30, 2016, we had general and administrative expenses of $33,205 compared to general and administrative expenses of $86,003 during the prior year period. The decrease in expenses is attributable to a decrease in consulting and professional fees. During the nine month periods ended June 30, 2016 and 2015, we had $139,674 and $298,000 of general and administrative expenses, respectively. The decrease in expenses is attributable to a decrease in consulting and professional fees.

For the three month period ended June 30, 2016, we had nil expenses compared to other expenses of $186,892 during the prior year period. The other expenses in 2015 were driven by a loss on the sale of oil and gas interests in the amount of $150,050. During the nine month period ended June 30, 2016, we had $954 of other expenses, compared to $579,022 of other expenses, net of $30,000 of other income, for the prior year period. The increase was attributable to the aforementioned loss on sale, debt related charges and an impairment change in the amount of $317,876.

For the three month periods ended June 30, 2016 and 2015, we incurred a net loss of $(32,978) and $(272,804), respectively. The decrease in our net loss was the result of lower expenses in 2016. For the nine month periods ended June 30, 2016 and 2015, we incurred a net loss of $(139,971) and $(795,791), respectively.

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

Financial Condition

As of June 30, 2016, we had total assets of $324,464 and a working capital deficit of $(155,664). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital and we have a limited history of generating cash from oil and gas operations. We may not be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms. In addition, any continuation in the recent decline in the price of oil and gas may have an material adverse effect on our ability to raise capital as well as our financial condition and results of operations.

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016, we sold to accredited investors 100,000 shares of our common stock at $0.25 per share. We have also agreed to issue to Two Eagle Resources, a Texas corporation, 60,000 shares of our common stock as partial consideration for our purchase of a 25% working interest in an oil and gas property. All of the aforementioned shares were issued pursuant to section 4(a)(2) of the Securities Act of 1933, as amended.

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

WEST TEXAS RESOURCES, INC.

Date:	August 22, 2016	By:	/s/ John D. Kerr
John D. Kerr,
President, Chief Executive Officer and Chief Financial Officer

