Form 10-K
period 2016-09-30
West Texas Resources, Inc.
filed 2017-02-10
CIK 1518985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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

(972) 712-2154

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,205,224.

The number of shares of the registrant’s common stock outstanding as of February 8, 2017 was 17,083,908.

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

Our executive offices are located at 5729 Lebanon Road, Suite 144, Frisco, Texas 75034; our telephone number is (972) 712-2154. Our website is located at www.westtexasresources.com. The information on or accessible through our website is not part of this report.

Our Strategy

Our objective is to become an independent energy company engaged in the acquisition, development and exploitation of oil and gas properties in North America in partnership with oil and gas producers with exploration, development and production expertise. We intend to target both new and existing fields and producing wells to be revitalized. We hold operating licenses in Texas and Louisiana and intend to apply for additional operating licenses as circumstances warrant. We have developed an operating strategy that is based on our participation in exploration prospects with a preference to serving as the operator for the prospect, however, we will also participate as a non-operator from time to time. As a non-operator working interest owner, we will rely on outside operators to drill, produce and market our natural gas and oil.

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

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. The operator reentered the Stansell #1-A well in the first quarter of 2015 and the well is currently producing oil at a cash breakeven rate to us.

Kiowa Oil Leases: On September 30, 2015, we agreed to lease from Kiowa Oil Company 100% of the interests, for a period of five years, of properties held by Kiowa Oil Company in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price will be paid in by us through our issuance of common shares at the per share price of $0.50.

TW Lee Field: We hold a 25% working interest (18.75% net revenue interest) in oil and gas properties located in Gregg County, Texas. The property is known as the T.W. Lee field. The purchase price for the subject interests under this agreement is $25,000, which will be paid in our common shares at the per share price of $0.25. The operator has successfully drilled a well on the property and expects to commence production of oil in the fourth quarter.

T.A. Greer Lease: We hold a 25% working interest (19.5% net revenue interest) in an East Texas oil and gas property. The property is known as the T.A. Greer lease and includes two tracts of land totaling approximately 470 acres in Panola County, Texas. We acquired the property from an unaffiliated party in consideration of our payment of $10,000 and issuance of 60,000 shares of our common stock. The operator has successfully drilled a well on the property and expects to commence production of oil in the fourth quarter.

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

Employees

As of the date of this report, we have two employees, our chief executive officer and chief financial officer.   For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services related to our oil and gas operations.  Subject to our receipt of significant additional capital, we intend to hire additional senior management and staff with experience in oil and gas exploration and development.  Until such time, we intend to rely on third party consultants to advise and assist us on our oil and gas operations.

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

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. As of September 30, 2016, we had total current assets of $13,209 and a working capital deficit of $(235,007). We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, as of the date of this report, we have no commitments for the sale of our securities or our acquisition of additional capital through any other means nor can there be any assurance that any funds will be available on commercially reasonable terms, if at all.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2016 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. We have developed an operating strategy that is based on our participation in exploration prospects in North America with a preference to serving as the operator for the prospect, however, we will also participate as a non-operator from time to time. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Where we participate as a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil. Our dependence on third party consultants, service providers and operators creates a number of risks, including but not limited to:

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

Stansell Field

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. The operator reentered the Stansell #1-A well in the first quarter of 2015 and the well is currently producing oil at a cash breakeven rate to us.

Kiowa Oil Leases: On September 30, 2015, we agreed to lease from Kiowa Oil Company 100% of the interests, for a period of five years, of properties held by Kiowa Oil Company in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price will be paid in by us through our issuance of common shares at the per share price of $0.50.

TW Lee Field: We hold a 25% working interest (18.75% net revenue interest) in oil and gas properties located in Gregg County, Texas. The property is known as the T.W. Lee field. The purchase price for the subject interests under this agreement is $25,000, which will be paid in our common shares at the per share price of $0.25. The operator has successfully drilled a well on the property and expects to commence production of oil in the fourth quarter.

T.A. Greer Lease: We hold a 25% working interest (19.5% net revenue interest) in an East Texas oil and gas property. The property is known as the T.A. Greer lease and includes two tracts of land totaling approximately 470 acres in Panola County, Texas. We acquired the property from an unaffiliated party in consideration of our payment of $10,000 and issuance of 60,000 shares of our common stock. The operator has successfully drilled a well on the property and expects to commence production of oil in the fourth quarter.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America. However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Estimated Proved Reserves and Operating Wells

We have no proved developed or undeveloped reserves or operating wells as of September 30, 2016.

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

Fiscal Year Ended September 30, 2016	High	Low
Fourth Quarter	$0.68	$0.33
Third Quarter	$0.54	$0.24
Second Quarter	$0.36	$0.18
First Quarter	$0.40	$0.10

Fiscal Year Ended September 30, 2015	High	Low
Fourth Quarter	$0,60	$0.20
Third Quarter	$0.60	$0.20
Second Quarter	$0.50	$0.21
First Quarter	$0.70	$0.32

Holders of Record

As of February 8, 2017, there were 177 holders of record of our common stock.

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

The following table sets forth certain information as of September 30, 2016 about our stock plans under which our equity securities are authorized for issuance.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended September 30, 2016, we conducted the private placement sale of 291,000 shares of our common stock at the offering price of $0.25 per share for the gross proceeds of $72,750. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under. All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act. The offering was conducted by our management. No sales commissions or finders’ fees were paid by us or anyone else.

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

Results of Operations

During the fiscal years ended September 30, 2015 and 2016, we had $81,231 and $657 of revenue, respectively. Our revenue during the fiscal year ended September 30, 2015 consisted of revenue in the amount of $47,289 from our working interest in the Port Hudson field and revenue in the amount of $33,942 from our working interest in the West Cam 225 field. Our revenue decreased from fiscal 2015 to fiscal 2016 due to our sale of the Port Hudson and West Cam 225 properties in April 2015.

For the fiscal year ended September 30, 2015, we had general and administrative expenses of $374,742 compared to general and administrative expenses of $223,575 during the 2016 fiscal year. The decrease in expenses is attributable to the lower level of acquisition and development activity.

For the fiscal year ended September 30, 2015, we had other expenses of $809,412 compared to other expenses of $1,470 during the 2016 fiscal year. The decrease in other expenses was due primarily to amortization of debt discount during fiscal 2015 relating to debt that we repaid in fiscal 2015, a loss on the sale of an oil and gas property in the amount of $150,050 during fiscal 2015 and an impairment loss on an oil and gas property in the amount of $317,876 during fiscal 2015.

For the fiscal years ended September 30, 2015 and 2016, we incurred a net loss of $(1,102,923) and $(224,388), respectively. The decrease in our net loss was the result of a decreased expenses during fiscal 2015 compared to the 2016 fiscal year.

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

At the present time, we have two employees, our chief executive officer, William A. Sawyer, and our chief financial officer, John D. Kerr. Subject to our receipt of significant additional capital, we intend to hire additional senior management and staff with experience in oil and gas exploration. We intend to pursue an operating strategy that is based on our participation in exploration prospects with a preference to serving as the operator for the prospect, however, we will also participate as a non-operator from time to time. Based on that strategy, our plan of operations over the next 12 months is to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition. In each case, we or the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the data and studies for purposes of advising us of the merits of each potential acquisition.

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

Financial Condition

As of September 30, 2016, we had total assets of $293,842 and negative working capital of $(235,007). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. There can be no assurance that we will be able to obtain additional capital on a timely basis in order to complete our acquisition of additional oil and gas interests.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2016 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of West Texas Resources, Inc.

We have audited the accompanying balance sheets of West Texas Resources, Inc. as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2016. West Texas Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Resources, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not earned any significant revenues since inception and has an accumulated deficit of $2,604,720 which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Farber Hass Hurley LLP

Chatsworth, California

February 10, 2017

West Texas Resources, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2016	2015

ASSETS
Current Assets
Cash	$13,209	$142,762
Total Current Assets	13,209	142,762

Equipment	13,200	–

Oil and gas properties, using successful efforts accounting	267,433	217,433

TOTAL ASSETS	$293,842	$360,195

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$148,165	$161,370
Payroll liabilities	4,000	978
Investment payable	13,600	13,600
Lease payable	5,000	5,000
Equipment loan	6,000	–
Asset retirement obligation	10,000	10,000
Shareholder advances	13,442	45,000
Other payable	48,009	40,414

Total Current Liabilities	248,216	276,362

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,289,908 and 14,515,400 shares issued and outstanding at September 30, 2016 and September 30, 2015, respectively	16,290	14,515
Additional paid-in capital	2,609,056	1,947,896
Common stock issuable	25,000	501,754
Accumulated deficit	(2,604,720)	(2,380,332)
Total Shareholders' Equity	45,626	83,833

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$293,842	$360,195

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2016	2015
Revenues
Oil and gas sales	$657	$81,231

General and administrative expenses	223,575	374,742
Operating Loss	(222,918)	(293,511)

Other income (expenses)
Interest expense	(1,470)	(33,719)
Amortization of debt discount	–	(337,767)
Loss on sale of oil and gas interest	–	(150,050)
Impairment loss on oil and gas properties	–	(317,876)
Other income	–	30,000
Loss Before Income Taxes	(224,388)	(1,102,923)

Tax provision	–	–
Net Loss	$(224,388)	$(1,102,923)

Loss per share
Basic and diluted weighted average number of common shares outstanding	15,544,974	14,424,989

Basic and diluted net loss per share	$(0.01)	$(0.08)

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended September 30, 2016 and 2015

	Common Stock		Options	Additional	Common		Total
	Number		Number	Paid-in	Stock	Accumulated	Shareholders’
	of Shares	Amount	of Options	Capital	Issuable	Deficit	Equity
Balance, September 30, 2014	14,415,400	$14,415	800,000	$1,875,955	$–	$(1,277,409)	$612,961

Issuance of common stock for cash	100,000	100		24,900			25,000

Conversion of notes and interest payable					501,754		501,754

Stock based compensation			200,000	47,041			47,041

Net loss					0	(1,102,923)	(1,102,923)
Balance, September 30, 2015	14,515,400	$14,515	1,000,000	$1,947,896	$501,754	$(2,380,332)	$83,833

Issuance of common stock for cash	1,774,508	1,775		629,729	(476,754)		154,750

Stock based compensation				31,431			31,431

Net loss					–	(224,388)	(224,388)
Balance, September 30, 2016	16,289,908	$16,290	1,000,000	$2,609,056	$25,000	$(2,604,720)	$45,626

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(224,388)	$(1,102,923)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	31,431	47,041
Loss on sale of oil and gas interest	–	150,050
Impairment loss on investment	–	317,876
Depletion expense	–	20,000
Conversion of interest payable to common stock	–	46,608
Amortization of debt discount	–	337,767
Changes in operating assets and liabilities:
Accounts receivable	–	45,055
Payroll liabilities	3,022	(2,521)
Lease payable	–	5,000
Other payable	7,595	2,045
Interest payable	–	(19,303)
Accrued expenses	(13,205)	2,115

Net cash used in operating activities	(195,545)	(151,190)

Cash flows from investing activities
Investments	(10,000)	(5,000)
Purchase of equipment	(7,200)	–
Proceeds from sale of oil and gas interest	–	185,450

Net cash provided by (used for) investing activities	(17,200)	180,450

Cash flows from financing activities
Proceeds from sale of common stock	72,750	25,000
Repayment on note payable	–	(66,004)
Shareholder advances	10,442	10,000

Net cash provided by (used in) financing activities	83,192	(31,004)

Net (decrease) in cash	(129,553)	(1,744)

Cash, beginning of period	142,762	144,506

Cash, end of period	$13,209	$142,762

Supplemental cash flow disclosure:
Interest paid	$954	$6,414
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$42,000	$–
Common stock issued for investments in oil and gas properties	$40,000	$–
Acquisition of equipment
Cost of equipment	$13,200	$–
Equipment loan	(6,000)	–
Cash down payment for equipment	$7,200	$–
Conversion of notes payable - related parties to common stock	$–	$455,146

See accompanying notes to these consolidated financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

1.    Organization and Summary of Significant Accounting Policies

Organization and business

West Texas Resources, Inc. (the “Company”) was incorporated under the laws of Nevada on December 9, 2010 under the name Texas Resources Energy, Inc., a Texas corporation. On June 30, 2011, the Company changed its name to West Texas Resources, Inc. The Company intends to engage in the acquisition, exploration and development of oil and gas properties in North America. From its inception, the Company has devoted its activities to developing a business plan, raising capital and acquiring operating assets. On August 5, 2016, the Company formed a wholly owned subsidiary in the State of Texas, WTXR Operating (Texas) Inc., to operate oil and gas wells in Texas. This subsidiary was incorporated to operate oil and gas wells in which West Texas Resources, Inc. owns interests. The subsidiary will begin with the operation of several leases in South Texas and a lease in East Texas, with operations to begin after the year ended September 30, 2016.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the years ended September 30, 2016 and 2015, the Company incurred a net loss of $224,388 and $1,102,923, respectively. In addition, the Company had an accumulative deficit of $2,604,720 and $2,380,332, as of September 30, 2016 and September 30, 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income taxes

The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with ASC 740, Income Taxes.

Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from 2013 to the present, generally for three years after they are filed.

The Company has not filed its income tax return for fiscal year 2015. The Company plans to file this tax return in the second quarter 2016. The Company believes that it should not have a material impact on the financials because the Company did not have any tax liabilities due to net loss incurred in fiscal year 2015.

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended September 30, 2016 and 2015, all common stock equivalents were anti-dilutive.

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

As of September 30, 2016 and September 30, 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

Recent accounting pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 " Revenue from Contracts with Customers " (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact this guidance will have on the Company’s consolidated financial position and consolidated statement of operations.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments.” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted. Management is currently evaluating the impact this guidance will have on the Company’s consolidated financial position and consolidated statement of operations.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial position and consolidated statement of operations.

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on the Company’s consolidated financial position and consolidated statement of operations.

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

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

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

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

As of September 30, 2016 and September 30, 2015, total oil and gas properties amounted to $267,433 and $217,433, respectively.

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

3.     Notes Payable – Related Parties

On August 14, 2013, the Company entered into a loan agreement with a shareholder, Gary Bryant, pursuant to which Mr. Bryant loaned the Company $417,762, the proceeds of which were used to partially finance the acquisition of the Port Hudson interest described in Note 2 above. The loan bore interest on the unpaid principal amount at the rate of 8% per annum. All principal and interest were payable over a four year period, commencing November 1, 2013, at the amortized rate of $10,198 per month. The Company’s obligations under the loan were secured by our working interest in the Port Hudson field.

On September 6, 2013, the Company entered into another loan agreement with Mr. Gary Bryant, pursuant to which Mr. Bryant loaned the Company $130,000, the proceeds of which were used to partially finance the Company’s payment of its allocable expenses associated with its working interest in the West Cam 225 field, described in Note 2 above. The loan bore interest on the unpaid principal amount at the rate of 6% per annum. All principal and interest were payable on December 6, 2013 and were convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share. In December 2013, Mr. Bryant and the Company entered to an agreement to extend the due date of the loan to February 6, 2016. The Company’s obligations under the loan were secured by its working interest in the Port Hudson field. The Company also entered into an amendment to its loan agreement with Mr. Bryant dated August 14, 2013, in the original principal amount of $417,762, to provide that all principal and interest under that loan agreement were convertible into shares of the Company’s common stock, at the option of the holder, at the rate of $0.50 per share.

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

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

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

During the year ended September 30, 2016, a shareholder paid a total amount of $17,000 for payment of legal fees on behalf of the Company through his personal credit line. The outstanding balance was due on demand and did not bear any interest. As of September 30, 2016, the total net outstanding amount due to the shareholder was $13,442.

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

During the quarter ended March 31, 2016, the Company entered into subscription agreements with various accredited investors to sell 191,000 shares of the Company’s common stock at $0.25 per share. The total amount of $47,750 was received and shares were issued during May 2016.

On March 3, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest / 18.75% net revenue interest in the properties known as T.W. Lee located in Gregg County, Texas. The purchase price for the subject interests under this agreement is $25,000, which will be paid in the Company’s common shares at the per share price of $0.25. As of September 30, 2016, the shares had not been issued and were recorded as common stock issuable.

On May 10, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest in the properties know as T.A. Greer located in Panola County, Texas. The purchase price for the subject interests under this agreement is $10,000 in cash and $15,000, which will be paid in the Company’s common shares at the per share price of $0.25. The cash portion was paid May 12, 2016 and the shares were issued in August 2016.

During the quarter ended June 30, 2016 the Company entered into subscription agreements with various accredited investors to sell 100,000 shares of the Company’s common stock at $0.25 per share. The total amount of $25,000 was received and the shares were issued August 2016.

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

As of September 30, 2016 and September 30, 2015, the Company had 16,289,908 and 14,515,400 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.5 per share and expire on April 16, 2020 and 66,667 shares vest immediately with the rest vest equally on April 16, 2016 and 2017. The fair value of these options was determined to be $99,712, of which $31,431 was amortized and included in general and administrative expenses for the year ended September 30, 2016. As of September 30, 2016, the unrecognized compensation expense related the non-vested stock options was $21,240 to be amortized over the vesting period.

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%
•	Risk free rate of return: 1.375%
•	Expected term: 5 years

The following information applies to all options outstanding at September 30, 2016:

•	Weighted average exercise price: $0.57
•	Options outstanding and exercisable: 563,889
•	Average remaining life: 2.73 years

6.     Income Taxes

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at September 30, 2016 and 2015 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at September 30, 2016 and 2015. As of September 30, 2016 and 2015, the Company had federal net operating loss carry-forwards of approximately $2,605,000 and $2,380,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	September 30,	September 30,
	2016	2015
Net loss carryforward	$920,000	$840,000
Valuation allowance	(920,000)	(840,000)
Total deferred tax assets	$–	$–

7.     Subsequent Event

Events subsequent to September 30, 2016 have been evaluated through the date these consolidated financial statements were issued to determine whether they should be disclosed to keep the consolidated financial statements from being misleading. Management noted the following subsequent event that should be disclosed:

•	On October 19, 2016, the Company appointed William A. Sawyer to serve as president and chief executive officer of West Texas Resources, Inc.
•	Between November 2016 and January 2017, the Company entered into subscription agreements with various accredited investors to sell a total of 293,000 shares of the Company’s common stock and a total of 293,000 warrants at $0.30 per unit. A unit is determined to be equal to 1 share of the Company’s common stock and 1 purchase warrant which is exercisable at $0.50 per share over a three year period ending November 1, 2019.
•	During November 2016, the Company entered into an agreement to purchase a 70% working interest in an oil and gas properties in South Texas. The total consideration was 500,000 shares of the Company’s common stock and 5000,000 warrants at $0.30 per unit. A unit is determined to be equal to 1 share of the Company’s common stock and 1 purchase warrant which is exercisable at $0.50 per share over a three year period ending November 1, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were not effective as of September 30, 2016 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 15a-15(f) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of September 30, 2016 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers.

Name	Age	Position

William A. Sawyer	67	President, Chief Executive Officer and Director

John D. Kerr	50	Chief Financial Officer and Director

Paul Brogan	57	Director

Gordon Johnson	77	Director

Mr. Sawyer has served as our president and chief executive officer and a member of our board of directors since October 2016. Mr. Sawyer has over 40 years of diverse experience in the energy industry, including engineering and management positions with such firms as Lucas Energy, Inc., ARCO, Houston Oil & Minerals, and The Superior Oil Company. Mr. Sawyer co-founded Lucas Energy, Inc. (NYSEMKT: LEI) and served as its president, chief executive officer and member of its board of directors from 2009 to his retirement from the company in 2012. Previously, Mr. Sawyer served as the chief operating officer, vice-president and member of the board of directors of Lucas Energy from 2004 to 2008. From 2012 to the present, Mr. Sawyer has served as the managing partner of Third Coast Partners LLC, a private equity firm he founded. Mr. Sawyer has a Bachelor of Science in Chemical Engineering from Louisiana State University in 1970 and his Masters of Business Administration from Southern Methodist University in 1976.

Mr. Kerr has served as our chief financial officer and a member of our board of directors since our founding on December 9, 2010. Mr. Kerr also served as our chief executive officer from May 2015 to October 2016. For over the past five years, Mr. Kerr has served as a vice president of Newport Capital Consultants, Inc. Mr. Kerr served as a member of the board of directors of Petro Resources Corporation (NYSE-MKT:PRC), an independent oil and gas company now known as Magnum Hunter Resources Corp. (NYSE:MHR), from 2002 to 2005.

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

Summary Compensation Table

The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2016 and 2015. In reviewing the table, please note that William A. Sawyer has served as our President and Chief Executive Officer since October 2016.

Name and Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)

John D. Kerr, President and CEO	2016 2015	$48,000 $41,500	– –	– –	$– –	– –	$48,000 $41,500

__________________

The dollar amounts in column (f) reflect the values of options as of the grant date for the year ended September 30, 2016, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended September 30, 2016.

Narrative Disclosure to Summary Compensation Table

Sawyer Compensation Agreements. We have entered into a three year employment agreement with Mr. Sawyer pursuant to which he serves as our president and chief executive officer. Pursuant to the agreement, we will pay Mr. Sawyer receive a minimum base salary of $90,000 per annum during the term of this agreement payable in monthly increments of $7,500; provided that $5,500 of Mr. Sawyer’s monthly salary shall accrue until the earlier of the second anniversary of the agreement or such time as we raise a minimum of $1,000,000 of additional equity capital, at which time the accrued portion of Mr. Sawyer’s salary shall decrease from $5,500 per month to $3,500 per month until the earlier of the second anniversary of the agreement or such time as we raise a minimum of $6,000,000 of additional equity capital (inclusive of the initial $1,000,000 of capital). At such time as Mr. Sawyer’s monthly salary is no longer subject to accrual, we shall commence paying him the accrued portion of his salary at the rate of $500 per month with a lump sum payment of the accrued and unpaid portion of his salary on the third anniversary of the agreement.

We have also granted Mr. Sawyer an option to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.50. Mr. Sawyer’s options shall vest and first and become exercisable as follows:

•	Options to purchase 375,000 shares of common stock shall vest and first become exercisable upon our receipt of a minimum of $1,000,000 of additional equity capital during the twelve (12) calendar months following October 18, 2016 (the date of grant);
•	Options to purchase 375,000 shares of common stock shall vest and first become exercisable upon our completion of acquisition and/or financing of at least $10 million during twenty-four (24) calendar months following the date of grant (inclusive of the Minimum Raise);
•	Options to purchase 375,000 shares of common stock shall vest and first become exercisable upon the closing stock price of our common stock trading above of $2.00 per share, with a minimum average daily trading volume of 10,000 shares (such share and price figures subject to adjustment for splits, combinations and the like), for twenty of thirty consecutive trading days within twenty four (24) months following the date of grant; and
•	Options to purchase 375,000 shares of common stock shall vest and first become exercisable upon the increase in daily production to a level of 500 boepd within twenty-four (24) months following the date of grant.

Kerr Compensation Agreements. Mr. Kerr receives a salary of $3,000 per month. Mr. Kerr is not entitled to receive any other compensatory benefits or consideration, such as medical or life insurance, car allowances or the like. Mr. Kerr has committed to provide his full time to our company, however from our inception to date, and until such time as we receive significant additional capital, his duties to our company will not require his full business time. At such time as Mr. Kerr provides his full business time to our company on a continuous basis, we expect to adjust upward the compensation and benefits payable to him. In March 2014, we granted to Mr. Kerr options to purchase 100,000 shares of our common stock, each, at an exercise price of $0.60 per share.

Outstanding Equity Awards at September 30, 2016

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
John D. Kerr	200,000	–	–	$0.25	09/15/2019
John D. Kerr	100,000	–	–	$0.60	09/15/2019

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors, executive officers and nominees to become directors; and
•	all directors and executive officers as a group.

Name and Address	Number of Shares	Percentage Owned (1)
William A. Sawyer (2)(3)	--	--%
John D. Kerr (2)(4)	400,000	2.3%
Paul Brogan (2)(5)	333,333	2.0%
Gordon Johnson (2)(6)	264,000	1.5%
Gary Bryant (7)	6,735,508	39.4%
Danilo Cacciamatta (8)	1,100,000	6.4%
Suzanne Bryant (7)	1,100,400	6.4%
Directors and executive officers as a group	997,333	5.8%
(1)	The percentage amounts for each reported person are based on 17,083,908 common shares issued and outstanding as of the date of this report.
(2)	The address for the stockholder is 5729 Lebanon Road, Suite 144, Frisco, Texas 75034.
(3)	Does not include options to purchase 1,500,000 shares of our common stock, all of which are subject to vesting. See “Management – Executive Compensation – Sawyer Compensation Agreements.”
(4)	The shares for John D. Kerr include 300,000 shares underlying presently exercisable options.
(5)	The shares for Paul Brogan include 133,333 shares underlying presently exercisable options and exclude 66,667 shares underlying shares subject to vesting.
(6)	The shares for Gordon Johnson include 264,000 shares underlying presently exercisable options and exclude 136,000 shares underlying shares subject to vesting.
(7)	Gary and Suzanne Bryant are married, however they disclaim any interest in the shares held by the other. The address for the Gary and Suzanne Bryant is 980 Noble Champions Way, Bartonville, Texas 76226.
(8)	The address for the Danilo Cacciamatta is 1360 Temple Hills Dr., Laguna Beach, CA 92651.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended September 30, 2016 and 2015 by our independent registered public accounting firm, Farber Hass Hurley LLP, for the audit of our consolidated financial statements for the years ended September 30, 2016 and 2015, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2016	2015
Audit Fees	$53,000	$54,000
Audit-Related Fees	–	–
	$53,000	$54,000

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on December 9, 2011.

3.2	Amendment to Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.
10.1	West Texas Resources, Inc. 2011 Stock Incentive Plan*	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.2	Lease Agreement dated August 22, 2011 between Registrant and Bay Energy Services, Inc.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.3	Form of Registration Rights Agreement dated January 24, 2011 between Registrant and Selling Stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.4	Assignment dated September 30, 2011 between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.5	Joint Operating Agreement between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.6	Letter Agreement dated July 3, 2013 between the Registrant and Wells Fargo Energy Capital, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.7	Letter Agreement dated August 1, 2013 between Registrant and Gulfex Resources, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.8	Loan Agreement dated August 14, 2013 between Registrant and Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.9	Promissory Note dated August 14, 2013 made by Registrant in favor of Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.10	Letter Agreement dated August 16, 2013 between Registrant and Enovation Resources LLC.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.11	Loan Agreement dated September 5, 2013 between Registrant and Gary Bryant, as amended on January 10, 2014	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2014

10.12	Loan Agreement dated September 5, 2013 between Registrant and Lake Oswego Oil Company, LLC, as amended on January 10, 2014	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2014

10.13	Letter Agreement dated April 15, 2014 between the Registrant and EnTek Partners, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 21, 2014

10.14	Lease Agreement dated September 30, 2015 between Registrant and Kiowa Oil Company	Filed electronically herewith

10.15	Employment Agreement dated October 18, 2016 between the Registration and William A. Sawyer*	Filed electronically herewith

14.1	West Texas Resources, Inc. Code of Ethics	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2013

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

___________________

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST TEXAS RESOURCES, INC.

Date: February 10, 2017	By:	/s/ William A. Sawyer
William A. Sawyer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Sawyer	President, Chief Executive Officer and Director	February 10, 2017
William A. Sawyer	(Principal Executive Officer)

/s/ John D. Kerr	Chief Financial Officer and Director	February 10, 2017
John D. Kerr	(Principal Financial Officer)

/s/Paul Brogan	Director	February 10, 2017
Paul Brogan

/s/Gordon Johnson	Director	February 10, 2017
Gordon Johnson

