Form 10-Q
period 2016-12-31
West Texas Resources, Inc.
filed 2017-03-27
CIK 1518985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

As of March 22, 2017, there were outstanding 17,168,908 shares of the common stock of West Texas Resources, Inc.

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements

West Texas Resources, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$11,358	$13,209
Refundable Deposit	10,000	–
Total Current Assets	21,358	13,209

Equipment	13,200	13,200

Oil and gas properties, using successful efforts accounting	417,433	267,433

TOTAL ASSETS	$451,991	$293,842

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$130,416	$148,165
Payroll liabilities	25,750	4,000
Investment payable	13,600	13,600
Lease payable	5,000	5,000
Equipment loan	6,000	6,000
Asset retirement obligation	10,000	10,000
Shareholder advances	37,102	13,442
Other payable	54,306	48,009

Total Current Liabilities	282,174	248,216

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized;16,844,908 and 14,515,400 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	16,845	16,290
Additional paid-in capital	2,783,310	2,609,056
Common stock issuable	37,900	25,000
Accumulated deficit	(2,668,238)	(2,604,720)
Total Shareholders' Equity	169,817	45,626

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$451,991	$293,842

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2016	2015
Revenues
Oil and gas sales	$216	$–

General and administrative expenses	60,470	65,930
Operating Loss	(60,254)	(65,930)

Other income (expenses)
Interest expense	(3,264)	(511)

Loss Before Income Taxes	(63,518)	(66,441)

Tax provision	–	–
Net Loss	$(63,518)	$(66,441)

Loss per share
Basic and diluted weighted average number of common shares outstanding	16,350,897	14,515,400
Basic and diluted net loss per share	$(0.00)	$(0.00)

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(63,518)	$(66,441)
Adjustments to reconcile net loss to net
cash from operating activities:
Stock-based compensation	8,309	9,739
Changes in operating assets and liabilities:
Refundable deposits	(10,000)	–
Payroll liabilities	21,750	(978)
Other payable	6,297	9,207
Accrued expenses	(17,749)	(8,474)
Net cash used in operating activities	(54,911)	(56,947)

Cash flows from financing activities
Proceeds from sale of common stock	29,400	–
Shareholder advances	23,660	(3,000)
Net cash provided by (used in) financing activities	53,060	(3,000)

Net (decrease) in cash	(1,851)	(59,947)

Cash, beginning of period	13,209	142,762
Cash, end of period	$11,358	$82,815

Supplemental cash flow disclosure:
Interest paid	$3,264	$511
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for investments in oil and gas properties	$150,000	$–

See accompanying notes to these consolidated financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the three months ended December 31, 2016 and 2015, the Company incurred a net loss of $63,518 and $66,441, respectively. In addition, the Company had an accumulative deficit of $2,668,238 and $2,446,773, as of September 30, 2016 and September 30, 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has not filed its income tax return for fiscal year 2016. The Company plans to file this tax return in the second quarter 2017. The Company believes that it should not have a material impact on the financials because the Company did not have any tax liabilities due to net loss incurred in fiscal year 2016.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended December 31, 2016 and 2015, all common stock equivalents were anti-dilutive.

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

As of December 31, 2016 and December 31, 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or statement of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We are currently evaluating the impact of adopting the new stock compensation standard on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). This ASU was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

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

Origin Acquisition

On November 10, 2016, the Company acquired from Origin Production Co. Inc. interests in various producing and non-producing leases; primarily in Gonzales, Caldwell, and Wilson County, Texas. We acquired the property from an unaffiliated party in for the purchase of 500,000 units of the Company’s securities for a purchase price of $0.30 per unit for a total of $150,000. Each Unit consists of one share of the Company’s common stock and one common stock warrant that entitles its holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

As of December 31, 2016 and December 31, 2015, total oil and gas properties amounted to $417,433 and $217,433, respectively.

3. Shareholder Advances

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

During the year ended September 30, 2016, a shareholder paid a total amount of $17,000 for payment of legal fees on behalf of the Company through his personal credit line. The outstanding balance was due on demand and did not bear any interest. As of September 30, 2016, the total outstanding amount due to the shareholder was $13,442.

During the quarter ended December 31, 2016, a shareholder paid a total amount of $23,660 for payment of legal fees on behalf of the Company through his personal credit line. The outstanding balance was due on demand and did not bear any interest. As of December 31, 2016, and September 30, 2016 the total outstanding amount due to the shareholder was $37,102 and $13,442 respectively.

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

During the quarter ended December 31, 2016, the Company entered into subscription agreements with various accredited investors to sell 98,000 shares of the Company’s common stock at $0.30 per share. The total amount of $29,400 was received and 55,000 of the 98,000 shares were issued; 43,000 shares to be issued; $12,900 in common stock issuable.

During the quarter ended December 31, 2016, the Company exchanged 500,000 units of WTXR securities Each Unit consists of one share of the Company’s common stock and one common stock warrant that entitles its holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019, valued at .30 per unit, for a total consideration of $150,000, in exchange for various producing and non-producing leases primarily in Gonzales, Caldwell, and Wilson County, Texas.

As of December 31, 2016 and September 30, 2016, the Company had 16,844,908 and 16,289,908 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

In 2011, the Company granted options to certain consultants to purchase 400,000 shares of the Company’s common stock. The options vest immediately and expired on September 15, 2016. The fair value of each share-based award was estimated using the Black-Scholes option pricing model or a lattice model. The fair value of these options, determined to be $65,402, was included in general and administrative expenses for the year ended September 30, 2011.

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.5 per share and expire on April 16, 2020 and 66,667 shares vest immediately with the rest vest equally on April 16, 2016 and 2017. The fair value of these options was determined to be $99,712, of which $8,309 was amortized and included in general and administrative expenses for the three months ended December 31, 2016. As of September 30, 2016, the unrecognized compensation expense related the non-vested stock options was $9,694 to be amortized over the vesting period.

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

The following information applies to all options outstanding at September 30, 2016:

•	Weighted average exercise price: $0.57

•	Options outstanding and exercisable: 580,639

•	Average remaining life: 2.33 years

5. Income Taxes

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

$2,605,000 and $2,380,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	September 30, 2016	September 30, 2015
Net loss carryforward	$920,000	$840,000
Valuation allowance	(920,000)	(840,000)
Total deferred tax assets	$–	$–

6. New CEO’s employment and stock options agreement highlights.

Base Salary: The base salary is $90,000 per year ($7,500 per month), with $2,000 guaranteed and paid on a monthly basis, with the remaining $5,500 accruing each month until certain benchmarks are reached. Accrual reduction happens at the one year mark, at which point $4,000 is guaranteed and paid on a monthly basis, with the remaining $3,500 accruing each month until certain benchmarks are reached. At the two year mark, accrual ends and the balance at that point is paid out on a monthly basis at $500, with the final lump sum paid at the three year mark.

Option Compensation: 1,500,000 in stock options. The stock options vest in 375,000 increments based on the CEO’s ability to raise additional capital ($1M and $10M), get company’s share price to above $2.00 with 10,000 shares daily trading volume for 30 consecutive days, or increase daily production to 500 boepd. All benchmarks must be reached within two years of the Oct. 18, 2016 grant date. If there is a change in control, then all options vest and become immediately exercisable.

Annual Bonus: The annual bonus is not guaranteed, however we will track the performance criteria throughout the year.

Other Perks: Among the various perks, the CEO gets two weeks paid vacation each calendar year.

7. Subsequent Event

Events subsequent to September 30, 2016 have been evaluated through the date these consolidated financial statements were issued to determine whether they should be disclosed to keep the consolidated financial statements from being misleading. Management noted the following subsequent event that should be disclosed:

•	The Company entered into subscription agreements to sell during January and March, 2017, 281,000 units at $0.30 per unit. One unit equals one share at $0.30 per share plus one warrant at $0.50 per share for the amount of $84,300.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on February 10, 2017 and our subsequently filed periodic reports, which discuss our business in greater detail.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the section “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on February 10, 2017. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

Sunshine Prospect

We hold a 15% (14.25% net revenue interest) in a non-operating oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. The operator intends to drill an initial well in the prospect in 2017.

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

TW Lee Field

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

T.A. Greer Lease

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

Origin Acquisition

On November 10, 2016, we acquired from Origin Production Co. Inc. interests in various producing and non-producing leases; primarily in Gonzales, Caldwell, and Wilson County, Texas. We acquired the property from an unaffiliated party in for the purchase of 500,000 Units of our securities at a purchase price of $0.30 per unit for a total of $150,000. Each Unit consists of one share of our common stock and one common stock warrant that entitles its holder to purchase one share of our common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America. However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Results of Operations

During the three months ended December 31, 2015 and 2016, we had nil and $216 of revenue, respectively.

For the three months ended December 31, 2016, we had general and administrative expenses of $60,470 compared to general and administrative expenses of $65,930 during the prior year period.

For the three months ended December 31, 2016, we had other expenses of $3,264 compared to other expenses of $511 during the prior year period.

For the three months ended December 31, 2016 and 2015, we incurred a net loss of $(63,518) and $(66,441), respectively.

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

Financial Condition

As of December 31, 2016, we had total assets of $451,991 and negative working capital of $(260,816). We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. There can be no assurance that we will be able to obtain additional capital on a timely basis in order to complete our acquisition of additional oil and gas interests.

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

Item 4.        Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2016 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of December 31, 2016, and included in our annual report on Form 10-K filed with the SEC on February 10, 2017, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WEST TEXAS RESOURCES, INC.

Date:	March 24, 2017	By:	/s/ William A. Sawyer
William A. Sawyer,
President and Chief Executive Officer

		By:	/s/ John D. Kerr
John D. Kerr,
Chief Financial Officer

