Form 10-Q
period 2017-03-31
West Texas Resources, Inc.
filed 2017-05-15
CIK 1518985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 15, 2017, there were outstanding 17,168,908 shares of the common stock of West Texas Resources, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

West Texas Resources, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$6,228	$13,209
Accounts receivable	2,152	–
Refundable deposit	10,000	–
Prepaid & other current assets	6,024	–
Total Current Assets	24,404	13,209

Equipment, net of accumulated depreciation	67,070	13,200

Oil and gas properties, using successful efforts accounting (net of accumulated depletion)	409,309	267,433
TOTAL ASSETS	$500,783	$293,842

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payables	$128,425	$172,765
Payroll liabilities	38,880	4,000
Short-term note payable	3,821	–
Asset retirement obligation	55,395	10,000
Shareholder advances	39,402	13,442
Credit card liabilities	54,981	48,009

Total Current Liabilities	320,904	248,216

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 17,168,908 and 16,289,908 shares issued and outstanding at March 31, 2017 and September 31, 2016, respectively	17,169	16,290
Additional paid-in capital	2,882,381	2,609,056
Common stock issuable	25,000	25,000
Accumulated deficit	(2,744,671)	(2,604,720)
Total Shareholders' Equity	179,879	45,626

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$500,783	$293,842

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Revenues
Oil and gas sales	$2,953	$–	$3,169	$–
Lease Income	130	430	130	430
Total revenues	3,083	430	3,299	430

Cost of oil and gas produced	5,461	–	5,461	–
Gross profit	(2,378)	430	(2,162)	430

General and administrative expenses	98,114	40,539	158,584	106,469
Operating Loss	(100,492)	(40,109)	(160,746)	(106,039)

Other income (expenses)
Interest expense	(2,233)	(443)	(5,497)	(954)
Other income	26,292	–	26,292	–
Loss Before Income Taxes	(76,433)	(40,552)	(139,951)	(106,993)

Tax provision	–	–	–	–
Net Loss	$(76,433)	$(40,552)	$(139,951)	$(106,993)

Loss per share
Basic and diluted weighted average number of common shares outstanding	16,933,532	15,372,472	16,902,869	14,939,227
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(139,951)	$(106,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	1,131	–
Accretion expense	1,189	–
Stock-based compensation	16,504	18,048
Gain on forgiveness of debt	(26,292)	–
Changes in operating assets and liabilities:
Accounts receivable	(2,152)	–
Refundable deposits	(10,000)	–
Prepaid & other current assets	(2,203)	–
Accounts payable	(18,048)	3,893
Payroll liabilities	34,880	4
Other payable	6,972	(14,071)

Net cash used in operating activities	(137,970)	(99,119)

Cash flows from investing activities
Oil and gas properties, using successful efforts accounting	(2,671)		-

Net cash (used in) investing activities	(2,671)	–

Cash flows from financing activities
Proceeds from sale of common stock	113,700	47,750
Proceeds from shareholder advances	27,655	–
Return of shareholder advances	(1,695)	(6,558)
Costs of raising capital	(6,000)	–

Net cash provided by financing activities	133,660	41,192

Net decrease in cash	(6,981)	(57,927)

Cash, beginning of period	13,209	142,762

Cash, end of period	$6,228	$84,835

Supplemental cash flow disclosure:
Interest paid	$3,264	$954

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$–	$42,000
Purchase of oil and gas investments using common stock, net of asset retirement obligations of $44,206	$150,000	$–

See accompanying notes to these consolidated financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

1.	Organization and Summary of Significant Accounting Policies

Organization and business

West Texas Resources, Inc. (the “Company”) was incorporated under the laws of Nevada on December 9, 2010 under the name Texas Resources Energy, Inc., a Texas corporation. On June 30, 2011, the Company changed its name to West Texas Resources, Inc. The Company intends to engage in the acquisition, exploration and development of oil and gas properties in North America. From its inception, the Company has devoted its activities to developing a business plan, raising capital and acquiring operating assets. On August 5, 2016, the Company formed a wholly owned subsidiary in the State of Texas, WTXR Operating (Texas) Inc., to operate oil and gas wells in Texas. This subsidiary was incorporated to operate oil and gas wells in which West Texas Resources, Inc. owns interests. The subsidiary began the operation of several leases in South Texas and a lease in East Texas, with operations beginning in December 3016.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the six months ended March 31, 2017 and 2016, the Company incurred a net loss of $139,951 and $106,993, respectively. In addition, the Company had an accumulative deficit of $2,744,671 and $2,604,720, as of March 31, 2017 and September 30, 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

In general, our future asset retirement obligations relate to future costs associated with plugging and abandoning our oil and natural gas wells, removing equipment and facilities from leased acreage, and returning land to its original condition. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit-adjusted-risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Revisions to estimated retirement obligations will result in an adjustment to the related capitalized asset and corresponding liability. If the liability for an oil or natural gas well is settled for an amount other than the recorded amount, the difference is recorded to current period earnings, unless significant.

Cash, cash equivalents, and other cash flow statement supplemental information

Cash is commonly considered to consist of currency and demand deposits. The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents. The Company places its cash with high credit quality financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management believes its estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates.

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

The Company has not filed its income tax return for fiscal year 2016. The Company plans to file this tax return in the third quarter 2017. The Company believes that it should not have a material impact on the financials because the Company did not have any tax liabilities due to the net loss incurred in fiscal year 2016.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended March 31, 2017 and 2016, all common stock equivalents were anti-dilutive.

Stock-based payments

Compensation costs for all share-based awards are measured based on the grant date fair value and are recognized over the vesting period. Expense related to awards with performance conditions is recognized when it becomes probable that the performance conditions will be met, at which time the grant date fair value will be amortized over any requisite service period, net of estimated pre-vesting forfeitures. Excess tax benefits will be recognized as an addition to additional paid-in-capital.

Revenue recognition

In accordance with the requirements ASC topic 605 “Revenue Recognition”, revenues are recognized at such time as (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable and (4) collectability is reasonably assured.

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

As of March 31, 2017 and September 30, 2016, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Hale County Field, Hale County, Texas

In June and July 2014, the Company acquired non-operating leases covering approximately 1,070 gross mineral acre leases in a property located in Hale County, Texas. The leases were acquired for cash payments of $45,484. The leases have a primary term of five years with the Company option to extend the term for another five years. The leased properties constitute the surface acreage comprising a natural gas prospect, for which we hold 50% of the working interest and 40% net revenue interest. The leased properties are subject to a 20% royalty interest held by the owners and a third party. The Company is currently evaluating the Company options for the exploitation of the leased properties, including the Company sale of the leases or the Company farm-out of the leases to a natural gas operator.

Leased Properties from Kiowa Oil Company

On September 30, 2015, the Company entered into an agreement with Kiowa Oil Company to lease 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price was paid in the Company’s common shares at the per share price of $0.50.

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

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Origin Acquisition

On November 10, 2016, the Company acquired from Origin Production Co. Inc. equipment and interests in various producing and non-producing leases; primarily in Gonzales, Caldwell, and Wilson County, Texas. We acquired the property from an unaffiliated party in for the purchase of 500,000 units of the Company’s securities for a purchase price of $0.30 per unit for a total of $150,000. Each Unit consists of one share of the Company’s common stock and one common stock warrant that entitles its holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

As of March 31, 2017 and September 30, 2016, total oil and gas properties amounted to $409,309 and $267,433, respectively.

3.	Shareholder Advances

During the six months ended March 31, 2017 and 2016, a shareholder made advances to the Company to support its daily operations. These advances were due on demand and do not bear any interest.

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

During the six months ended March 31, 2017, a shareholder paid a total amount of $27,655 for payment of legal fees on behalf of the Company through his personal credit line and the company repaid $1,695 of advances received. The outstanding balance is due on demand and does not bear any interest. As of March 31, 2017, and September 30, 2016, the total outstanding amount due to the shareholder was $39,402 and $13,442, respectively.

4.	Shareholders’ Equity

Common Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value of $0.001, and 10,000,000 shares of preferred stock, par value of $0.001.

During the six months ended March 31, 2017, the Company entered into subscription agreements with various accredited investors to sell 379,000 shares of the Company’s common stock at $0.30 per share. The total amount of $113,700 was received and all of the shares were issued.

During the six months ended March 31, 2017, the Company exchanged 500,000 units of WTXR securities. Each Unit consists of one share of the Company’s common stock and one common stock warrant that entitles its holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019, valued at $0.30 per unit, for a total consideration of $150,000, in exchange for equipment and various producing and non-producing leases primarily in Gonzales, Caldwell, and Wilson County, Texas.

As of March 31, 2017 and September 30, 2016, the Company had 17,168,908 and 16,289,908 shares of common stock issued and outstanding and had not issued any of its preferred stock.

Share-based Compensation

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

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.50 per share, expire on April 16, 2020, and 66,667 shares vest immediately with the rest vesting equally on April 16, 2016 and 2017. The fair value of these options was determined to be $99,712, of which $16,504 was amortized and included in general and administrative expenses for the six months ended March 31, 2017. As of March 31, 2017, the unrecognized compensation expense related the non-vested stock options was $1,498 to be amortized over the vesting period.

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

On October 19, 2016, the Company granted options to Mr. William Sawyer, the Company’s new CEO, to purchase a total of 1,500,000 shares of the Company’s common stock.  The options have an exercise price of $0.50 per share, and expire on October 18, 2021.  The stock options vest in 375,000 increments based on the CEO’s ability to raise additional capital ($1M and $10M), get company’s share price to above $2.00 with 10,000 shares daily trading volume for 30 consecutive days, or increase daily production to 500 boepd.  The fair value of the options was determined to be $448,500, but the Company does not consider it probable that the performance conditions will be met. Therefore no compensation expense has been recognized.

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

The following is a rollforward of the options outstanding and exercisable for the six months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding and exercisable – September 30, 2016	563,889	$0.57	2.73
Vested	33,105
Expired	–
Outstanding and exercisable – March 31, 2017	596,994	$0.57	1.98

5.	Income Taxes

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

Deferred tax assets consist of the following components:

	September 30, 2016	September 30, 2015
Net loss carryforward	$920,000	$840,000
Valuation allowance	(920,000)	(840,000)
Total deferred tax assets	$–	$–

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

6.	New CEO’s employment and stock options agreement highlights.

On October 19, 2016, the Company hired a new CEO and entered into an employment agreement providing for the following compensation:

Base Salary: The base salary is $90,000 per year ($7,500 per month), with $2,000 guaranteed and paid on a monthly basis, and the remaining $5,500 accruing each month until certain benchmarks are reached. Accrual reduction happens at the one year mark, at which point $4,000 is guaranteed and paid on a monthly basis, with the remaining $3,500 accruing each month until certain benchmarks are reached. At the two year mark, accrual ends and any unpaid balance is paid out on a monthly basis at $500, with the final lump sum paid at the three year mark.

Option Compensation: The CEO was granted 1,500,000 stock options. The stock options vest in 375,000 increments based on the CEO’s ability to raise additional capital ($1M and $10M), get company’s share price to above $2.00 with 10,000 shares daily trading volume for 30 consecutive days, or increase daily production to 500 boepd. All benchmarks must be reached within two years of the Oct. 18, 2016 grant date. If there is a change in control, then all options vest and become immediately exercisable. As of March 31, 2017 the Company concluded that the vesting conditions were not probable, and therefore no compensation expense has been recorded related to these options.

Annual Bonus: The annual bonus is not guaranteed, however we will track the performance criteria throughout the year.

Other Perks: Among the various perks, the CEO gets two weeks paid vacation each calendar year.

7.	Debt Forgiveness

During the 6 months ended March 31, 2017, the Company’s legal counsel forgave $26,292 in legal fees payable. The company recognized a gain as a result of this forgiveness within other income on the Consolidated Statement of Operations.

8.	Subsequent Event

Events subsequent to March 31, 2017 have been evaluated through the date these consolidated financial statements were issued to determine whether they should be disclosed to keep the consolidated financial statements from being misleading. Management noted the following subsequent event that should be disclosed:

•	The Company entered into subscription agreements to sell, during January and March, 2017, 37,000 units at $0.30 per unit. One unit equals one share at $0.30 per share plus 1 warrant at $0.50 per share for the amount of $11,100.

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

Hale County Field

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

Kiowa Properties

On September 30, 2015, we leased 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The $5,000 purchase price was paid by us in our common shares at the per share price of $0.50, or 10,000 common shares.

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

Origin Acquisition

On November 10, 2016, the Company acquired from Origin Production Co. Inc. equipment and interests in various producing and non-producing leases; primarily in Gonzales, Caldwell, and Wilson County, Texas. We acquired the property from an unaffiliated party in for the purchase of 500,000 units of the Company’s securities for a purchase price of $0.30 per unit for a total of $150,000. Each Unit consists of one share of the Company’s common stock and one common stock warrant that entitles its holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

On October 19, 2016, the Company appointed William A. Sawyer to serve as president and chief executive officer of West Texas Resources, Inc.

During the six months ended March, 2017, the Company entered into subscription agreements with various accredited investors to sell 379,000 shares of the Company’s common stock at $0.30 per share. The total amount of $113,700 was received and all of the shares were issued.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America. However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Results of Operations

During the three months ended March 31, 2017 and 2016, we had $3,083 and $430 of revenue, respectively. The increase in revenue is driven by oil and gas sales generated by the Origin fields, which began operations in December 2016. Revenue for the six months ended March 31, 2017 totaled $3,299, compared to $430 for the six months ended March 31, 2016. The increase in revenue is driven by oil and gas sales generated by the Origin fields.

Cost of oil and gas produced increased from $0 for the three and six months ended March 31, 2016 to $5,461 for the three and six months ended March 31, 2017. This is primarily comprised of lease operating expenses of $2,683 and depreciation expense of $1,130. The increase is driven by the operation of the wells in the Origin fields, which commenced operations in December 2016.

For the three months ended March 31, 2017, we had general and administrative expenses of $98,114 compared to general and administrative expenses of $40,539 during the prior year period. The increase in general and administrative expenses is driven by increased professional fees and compensation due to the new CEO who was hired in October 2016. During the six months ended March 31, 2017 and 2016, general and administrative expenses totaled $158,584 and $106,469, respectively. The increase in general and administrative expenses is driven by increased professional fees and compensation due to the new CEO who was hired in October 2016.

For the three months ended March 31, 2017, we had other expenses of $2,233 compared to other expenses of $443 during the prior year period. The increase is driven by increased interest expense. Other expenses totaled $5,497 and $954 for the six months ended March 31, 2017 and 2016, respectively.

For the three and six months ended March 31, 2017, we had other income of $26,292 compared to other income of nil during the prior year period.  The increase is driven by the debt forgiveness of legal expenses owed to a law firm.

For the three months ended March 31, 2017 and 2016, we incurred a net loss of $(76,433) and $(40,552), respectively. The net loss for the six months ended March 31, 2017 and 2016 totaled $(139,951) and $(106,993), respectively. The increase in net loss for both periods is driven by increased general and administrative expenses, offset by an increase in revenue and other income.

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

At the present time, we have two employees, our chief executive officer, William A. Sawyer, and our chief financial officer, John D. Kerr. Subject to our receipt of significant additional capital, we intend to hire additional senior management and staff with experience in oil and gas exploration. We intend to pursue an operating strategy that is based on our participation in exploration prospects with a preference to serving as the operator for the prospect; however, we will also participate as a non-operator from time to time. Based on that strategy, our plan of operations over the next 12 months is to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition. In each case, we or the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the data and studies for purposes of advising us of the merits of each potential acquisition.

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

Financial Condition

As of March 31, 2017, we had total assets of $500,783 and negative working capital of $(296,500). We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. There can be no assurance that we will be able to obtain additional capital on a timely basis in order to complete our acquisition of additional oil and gas interests.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of March 31, 2017 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of September 30, 2016, and included in our annual report on Form 10-K filed with the SEC on February 10, 2017, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WEST TEXAS RESOURCES, INC.

Date:	May 15, 2017	By:	/s/ William A. Sawyer
William A. Sawyer,
President and Chief Executive Officer

		By:	/s/ John D. Kerr
John D. Kerr,
Chief Financial Officer

