Form 10-Q
period 2017-06-30
West Texas Resources, Inc.
filed 2017-08-14
CIK 1518985

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging company (as defined in Rule 12b-2 of the Act):

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

As of August 10, 2017, there were outstanding 17,315,908 shares of the common stock of West Texas Resources, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

West Texas Resources, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$10,704	$13,209
Refundable deposit	10,000	–
Prepaid & other current assets	4,275	–
Total Current Assets	24,979	13,209

Equipment, net of accumulated depreciation	52,740	13,200

Oil and gas properties, using successful efforts accounting	408,893	267,433
(net of accumulated depletion)
TOTAL ASSETS	$486,612	$293,842

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payables	$152,189	$172,765
Payroll liabilities	56,793	4,000
Short-term note payable	2,919	–
Asset retirement obligation	56,444	10,000
Shareholder advances	36,832	13,442
Credit card liabilities	56,494	48,009

Total Current Liabilities	361,671	248,216

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized;17,315,908 and 16,289,908 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	17,316	16,290
Additional paid-in capital	2,929,833	2,609,056
Common stock issuable	25,000	25,000
Accumulated deficit	(2,847,208)	(2,604,720)
Total Shareholders' Equity	124,941	45,626

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$486,612	$293,842

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues
Oil and gas sales	$4,036	$–	$7,205	$–
Royalty income from leased oil and gas properties	915	227	1,045	657
Total revenues	4,951	227	8,250	657

Cost of oil and gas produced	8,487	–	13,948	–
Gross profit (Loss)	(3,536)	227	(5,698)	657

General and administrative expenses	93,445	33,205	252,029	139,674
Operating Loss	(96,981)	(32,978)	(257,727)	(139,017)

Other income (expenses)
Interest expense	(1,106)	–	(6,603)	(954)
Other income (expense)	(4,450)	–	21,842	–
Loss Before Income Taxes	(102,537)	(32,978)	(242,488)	(139,971)

Tax provision	–	–	–	–
Net Loss	$(102,537)	$(32,978)	$(242,488)	$(139,971)

Loss per share
Basic and diluted weighted average number of common shares outstanding	17,239,341	16,042,064	17,015,180	15,306,461
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(242,488)	$(139,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	2,677	–
Accretion expense	2,238	–
Stock-based compensation	18,003	26,357
Gain on forgiveness of debt	(26,292)	–
Bad debt expense	–	–
Loss on asset disposal	10,450	–
Stock for consulting services	14,000	–
Changes in operating assets and liabilities:
Refundable deposits	(10,000)	–
Prepaid & other current assets	(1,356)	–
Accounts payable	5,716	–
Payroll liabilities	52,793	3,022
Other payable	8,485	(34,889)

Net cash used in operating activities	(165,774)	(145,481)

Cash flows from investing activities
Oil and gas properties, using successful efforts accounting	(2,671)	(10,000)
Purchase of pumping unit	–	(7,200)
Sale of pumping unit	2,750	–

Net cash provided by / (used in) investing activities	79	(17,200)

Cash flows from financing activities
Proceeds from sale of common stock	145,800	72,750
Proceeds from shareholder advances	27,655	–
Return of shareholder advances	(4,265)	(6,558)
Purchase of equipment on credit	–	(6,000)
Costs of raising capital	(6,000)	–

Net cash provided by financing activities	163,190	60,192

Net (decrease) in cash	(2,505)	(102,489)

Cash, beginning of period	13,209	142,762

Cash, end of period	$10,704	$40,273

Supplemental cash flow disclosure:
Interest paid	$6,603	$954

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$–	$42,000

Purchase of oil and gas investments using common stock, net of asset retirement obligations of $44,206	$150,000	$40,000

See accompanying notes to these consolidated financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 AND 2016

1.	Organization and Summary of Significant Accounting Policies

Organization and business

West Texas Resources, Inc. (the “Company”) was incorporated under the laws of Nevada on December 9, 2010 under the name Texas Resources Energy, Inc. On June 30, 2011, the Company changed its name to West Texas Resources, Inc. The Company intends to engage in the acquisition, exploration and development of oil and gas properties in North America. From its inception, the Company has devoted its activities to developing a business plan, raising capital and acquiring operating assets. On August 5, 2016, the Company formed a wholly owned subsidiary in the State of Texas, WTXR Operating (Texas) Inc., to operate oil and gas wells in Texas. This subsidiary was incorporated to operate oil and gas wells in which West Texas Resources, Inc. owns interests. The subsidiary began the operation of several leases in South Texas and a lease in East Texas, with operations beginning in December 2016.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the nine months ended June 30, 2017 and 2016, the Company incurred a net operating loss of $242,488 and $139,971, respectively. In addition, the Company had an accumulative deficit of $2,847,208 and $2,604,720, as of June 30, 2017 and September 30, 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2017 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part VI, “ Financial Statements and Supplementary Data,” of our 2016 Annual Report on Form 10-K.

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

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 AND 2016

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

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 AND 2016

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

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine months ended June 30, 2017 and 2016, all common stock equivalents were anti-dilutive.

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

As of June 30, 2017 and September 30, 2016, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 AND 2016

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

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 AND 2016

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

June 30, 2017 AND 2016

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

As of June 30, 2017 and September 30, 2016, total oil and gas properties amounted to $408,893 and $267,433, respectively.

3.	Shareholder Advances

During the nine months ended June 30, 2017 and 2016, a shareholder made advances to the Company to support its daily operations. These advances were due on demand and do not bear any interest.

The Company repaid $6,558 during the nine months ended June 30, 2016. In January 2016, the Company issued 450,000 shares of its common stock upon conversion of the outstanding amount of $45,000. In addition, the shareholder retired 30,000 shares in exchange for $3,000 overpayment made to him.

During the quarter ended September 30, 2016, a shareholder paid a total amount of $17,000 for payment of legal fees on behalf of the Company through his personal credit line.

During the nine months ended June 30, 2017, a shareholder paid a total amount of $27,655 for payment of legal fees on behalf of the Company through his personal credit line and the company repaid $4,265 of advances received. The outstanding balance is due on demand and does not bear any interest. As of June 30, 2017, and September 30, 2016, the total outstanding amount due to the shareholder was $36,832 and $13,442, respectively.

4.	Shareholders’ Equity

Common Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value of $0.001, and 10,000,000 shares of preferred stock, par value of $0.001.

During the nine months ended June 30, 2017, the Company entered into subscription agreements with various accredited investors to sell 486,000 shares of the Company’s common stock at $0.30 per share. The total amount of $145,800 was received and all of the shares were issued.

During the nine months ended June 30, 2017, the Company exchanged 540,000 units of WTXR securities valued at $0.30 per unit, for a total consideration of $164,000, in exchange for $14,000 of professional services and $150,000 of equipment and various producing and non-producing leases primarily in Gonzales, Caldwell, and Wilson County, Texas. Each Unit consists of one share of the Company’s common stock and one common stock warrant that entitles its holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

As of June 30, 2017 and September 30, 2016, the Company had 17,315,908 and 16,289,908 shares of common stock issued and outstanding and had not issued any of its preferred stock.

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 AND 2016

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.50 per share, expire on April 16, 2020, and 66,667 shares vest immediately with the rest vesting equally on April 16, 2016 and 2017. The fair value of these options was determined to be $99,712, of which $18,003 was amortized and included in general and administrative expenses for the nine months ended June 30, 2017. As of June 30, 2017, all compensation expense related to these options has been recognized.

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

The following assumptions were used in the fair value method calculation:

•	Volatility: 266%

•	Risk free rate of return: 1.375%

•	Expected term: 5 years

The following is a rollforward of the options outstanding and exercisable for the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding and exercisable – September 30, 2016	563,889	$0.57	2.73
Vested	36,111
Expired	–
Outstanding and exercisable – June 30, 2017	600,000	$0.57	2.06

WEST TEXAS RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 AND 2016

5.	Income Taxes

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at June 30, 2017 and September 30, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at June 30, 2017 and September 30, 2016. As of June 30, 2017 and September 30, 2016, the Company had federal net operating loss carry-forwards of approximately $2,847,488 and $2,605,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	June 30, 2017	September 30, 2016
Net loss carryforward	$1,005,638	$920,000
Valuation allowance	(1,005,638)	(920,000)
Total deferred tax assets	$–	$–

6.	New CEO’s employment and stock options agreement highlights.

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

Option Compensation: The CEO was granted 1,500,000 stock options. The stock options vest in 375,000 increments based on the CEO’s ability to raise additional capital ($1M and $10M), get Company’s share price to above $2.00 with 10,000 shares daily trading volume for 30 consecutive days, or increase daily production to 500 boepd. All benchmarks must be reached within two years of the October 18, 2016 grant date. If there is a change in control, then all options vest and become immediately exercisable. As of June 30, 2017, the Company concluded that the vesting conditions were not probable, and therefore no compensation expense has been recorded related to these options.

Annual Bonus: The annual bonus is not guaranteed, however the Company will track the performance criteria throughout the year.

Other Perks: Among the various perks, the CEO gets two weeks paid vacation each calendar year.

7.	Debt Forgiveness

During the nine months ended June 30, 2017, the Company’s legal counsel forgave $26,292 in legal fees payable. The Company recognized a gain as a result of this forgiveness within other income on the Consolidated Statement of Operations.

8.	Subsequent Event

Events subsequent to June 30, 2017 have been evaluated through the date these consolidated financial statements were issued to determine whether they should be disclosed to keep the consolidated financial statements from being misleading.

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

Origin Acquisition

On November 10, 2016, the Company acquired from Origin Production Co. Inc. interests in various producing and non-producing leases, primarily in Gonzales, Caldwell, and Wilson County, Texas. We acquired the property from an unaffiliated party in for the purchase of 500,000 units of the Company’s securities for a purchase price of $0.30 per unit for a total of $150,000. Each Unit consists of one share of the Company’s common stock and one common stock warrant that entitles its holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

On October 19, 2016, the Company appointed William A. Sawyer to serve as president and chief executive officer of West Texas Resources, Inc.

During the nine months ended June, 2017, the Company entered into subscription agreements with various accredited investors to sell 486,000 shares of the Company’s common stock at $0.30 per share. The total amount of $145,800 was received and all of the shares were issued.

Subject to our receipt of additional capital, we intend to pursue the acquisition of additional equity interests in other oil and gas properties in North America. However, as of the date of this report, we have no understandings or agreements in place concerning our acquisition of an interest in any other properties.

Results of Operations

During the three months ended June 30, 2017 and 2016, we had $4,951 and $227 of revenues, respectively.  The increase in revenues is driven by oil and gas sales generated by the Origin fields, which began operations in December 2016.  Revenues for the nine months ended June 30, 2017 totaled $8,250, compared to $657 for the nine months ended June 30, 2016.  The increase in revenues is driven by oil and gas sales generated by the Origin fields.

Cost of oil and gas produced increased from $0 for the three and nine months ended June 30, 2016 to $8,487 and $13,948 for the three and nine months ended June 30, 2017, respectively.  This is primarily comprised of lease operating expenses of $8,831 and depreciation expense of $2,260. The increase is driven by the operation of the wells in the Origin fields, which commenced operations in December 2016.

For the three months ended June 30, 2017, we had general and administrative expenses of $93,445 compared to general and administrative expenses of $33,205 during the prior year period.  The increase in general and administrative expenses is driven by increased professional fees and compensation due to the new CEO who was hired in October 2016.  During the nine months ended June 30, 2017 and 2016, general and administrative expenses totaled $252,029 and $139,674, respectively.  The increase in general and administrative expenses is driven by increased professional fees and compensation due to the new CEO who was hired in October 2016.

For the three months ended June 30, 2017, we had interest expenses of $1,106 compared to interest expenses of nil during the prior year period. The increase is driven by increased interest expense.  Interest expenses totaled $6,603 and $954 for the nine months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017, we had other expenses of $4,450 compared to other income of nil during the prior year period. Other income totaled $21,842 and nil for the nine months ended June 30, 2017 and 2016, respectively. The increase is driven by the debt forgiveness of legal expenses owed to a law firm in the amount of $26,292 offset by the loss on the sale of an asset in the amount of $4,450 respectively.

For the three months ended June 30, 2017 and 2016, we incurred a net loss of $(102,537) and $(32,978), respectively. The net loss for the nine months ended June 30, 2017 and 2016 totaled $(242,488) and $(139,971), respectively. The increase in net loss for both periods is driven by increased general and administrative expenses, offset by an increase in revenues and other income.

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

Financial Condition

As of June 30, 2017, we had total assets of $486,612 and negative working capital of $336,692. We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. There can be no assurance that we will be able to obtain additional capital on a timely basis in order to complete our acquisition of additional oil and gas interests.

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

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of June 30, 2017 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

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

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, the Company entered into subscription agreements with various accredited investors to sell 147,000 units of the Company’s securities at $0.30 per unit, each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock, over a three year period, at an exercise price of $0.50 per share. All of the aforementioned securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

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

WEST TEXAS RESOURCES, INC.

Date:	August 14, 2017	By:	/s/ William A. Sawyer
William A. Sawyer,
President and Chief Executive Officer

		By:	/s/ John D. Kerr
John D. Kerr,
Chief Financial Officer

