Form 10-K
period 2017-09-30
West Texas Resources, Inc.
filed 2018-01-16
CIK 1518985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging Growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,139,360.

The number of shares of the registrant’s common stock outstanding as of December 31, 2017 was 17,956,908.

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

Oil and Gas Interests

Eastland County Field

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. After explanatory work was performed, we determined that, as of the three months ended June 30, 2013, our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation. The value of this property, subsequent the impairment, was $14,570. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

Sunshine Prospect, Landry Parish, Louisiana

On August 1, 2014, we entered into an agreement with Restech Resources, LLC to purchase a 15% (14.25% net revenue interest) in an oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. Our purchase price for the working interest was $76,500. As of September 30, 2017, the company maintains working interest in these properties.

Stansell Field, Floyd County, Texas

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. Our purchase price for the working interest was $70,000. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. In April 2015, the operator has started the re-entry of the Stansell #1-A well. As of September 30, 2017, we maintain working interest in these properties.

Hale County Field, Hale County, Texas

In June and July 2014, we acquired non-operating leases covering approximately 1,070 gross mineral acre leases in a property located in Hale County, Texas. The leases were acquired for cash payments of $45,484. The leases have a primary term of five years with the Company option to extend the term for another five years. The leased properties constitute the surface acreage comprising a natural gas prospect, for which we hold 50% of the working interest and 40% net revenue interest. The leased properties are subject to a 20% royalty interest held by the owners and a third party. We are currently evaluating our options for the exploitation of the leased properties, including the sale of the leases or the farm-out of the leases to a natural gas operator.

Leased Properties from Kiowa Oil Company

On September 30, 2015, we entered into an agreement with Kiowa Oil Company to lease 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price was paid for in common shares at the per share price of $0.50. As of September 30, 2017, we maintain royalty interest in these properties.

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

Origin Acquisition

On November 10, 2016, we acquired from Origin Production Co. Inc. interests in various producing and non-producing leases; primarily in Gonzales, Caldwell, and Wilson County, Texas. We acquired the property from an unaffiliated party in for the purchase of 500,000 units of our securities for a purchase price of $0.30 per unit for a total of $150,000. Each unit consists of one share of our common stock and one common stock warrant that entitles its holder to purchase one share of our common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

Gas Tap

In December 2017, we entered into a letter of intent to acquire Gas Tap Corp., a privately-held company with substantial natural gas reserves in the Barnett Shale, Texas. Pursuant to the letter of intent, we will acquire all of the capital stock of Gas Tap Corp. in consideration of our issuance of 15 million shares of ours common stock to the stockholders of Gas Tap Corp. The letter of intent represents the non-binding obligations of the parties and is subject to each party's continued due diligence inquiry and the execution of definitive agreements between the parties. There can be no assurance that we will be able to complete the acquisition on the terms described above or at all.

During the fiscal year ended September 30, 2017, we entered into subscription agreements with various accredited investors to sell 496,000 shares of the Company’s common stock at $0.30 per share. The total amount of $148,800 was received and all of the shares were issued.

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

State Regulation.  Texas regulates the drilling for, and the production and gathering of, oil, natural gas and natural gas liquids, including requirements relating to drilling permits, the location, spacing and density of wells, unitization and pooling of interests, the method of drilling, casing and equipping of wells, the protection of fresh water sources, the orderly development of common sources of supply of oil, natural gas and natural gas liquids, the operation of wells, allowable rates of production, the use of fresh water in oil, natural gas and natural gas liquids operations, saltwater injection and disposal operations, the plugging and abandonment of wells and the restoration of surface properties, the prevention of waste of oil, natural gas and natural gas liquids resources, the protection of the correlative rights of oil, natural gas and natural gas liquids owners and, where necessary to avoid unfair, un just or discriminatory service, the fees, terms and conditions for the gathering of natural gas. The effect of these regulations may be to limit the number of wells that our operating partners may drill, impact the locations at which our operating partners may drill wells, restrict the amounts of oil and natural gas that may be produced from wells drilled by our operating partners and increase the costs of operations.

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

Employees

As of the date of this report, we have one employee, our chief financial officer. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services related to our oil and gas operations. Subject to our receipt of significant additional capital, we intend to hire additional senior management and staff with experience in oil and gas exploration and development. Until such time, we intend to rely on third party consultants to advise and assist us on our oil and gas operations.

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

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. As of September 30, 2017, we had total current assets of $25,721 and a working capital deficit of $(344,962). We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs. We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. However, as of the date of this report, we have no commitments for the sale of our securities or our acquisition of additional capital through any other means nor can there be any assurance that any funds will be available on commercially reasonable terms, if at all.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2017 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Market conditions for oil and natural gas, could adversely affect our revenue, cash flows, profitability and growth.  Our project revenue, cash flows, profitability and future rate of growth depend substantially upon prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also make it uneconomical for our operating partners to commence or continue production levels of natural gas and crude oil. During 2013 and 2014, the price of oil per bbl was consistently in the range of $85 to $90 per bbl, and hit a two year high of $101 per bbl on June 21, 2014. However, since then the prices of oil and natural gas have significantly decreased due to an over-supply and decreasing demand, and experts believe that the prices of oil and natural gas will stay suppressed for some time from the price levels experienced during the last few years. The average price per bbl during the 12 months covered by this report is $49.

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

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. We have developed an operating strategy that is based on our participation in exploration prospects in North America with a preference to serving as the operator for the prospect; however, we will also participate as a non-operator from time to time. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Where we participate as a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil. Our dependence on third party consultants, service providers and operators creates a number of risks, including but not limited to:

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

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could delay the anticipated drilling schedule for exploratory wells and adversely affect our future results of operations and stock price. The drilling and completion of exploratory wells are subject to numerous risks beyond our control or the control of our operating partners, including risks that could delay the proposed drilling schedules and the risk that drilling will not result in commercially viable oil and natural gas production. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. The decisions by us and our operating partners to develop or otherwise exploit certain prospects will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical Even if an exploratory well is successfully completed, it may not pay out the capital costs spent to drill it. Drilling and production operations on an exploratory well may be curtailed, delayed or canceled as a result of various factors, including the following:

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

Our common stock may be considered to be a “penny stock” and, as such, any of the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.  To the extent the price of our common stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely the affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Company Executive Offices

Our executive offices are located in 5729 Lebanon Road., Suite 144, Frisco, Texas 75034. We believe that our current facilities are adequate for our foreseeable needs.

Oil and Gas Interests

Eastland County Field

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an exploratory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. After explanatory work was performed, we determined that, as of the three months ended June 30, 2013, our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation. The value of this property, subsequent the impairment, was $14,570. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

Sunshine Prospect, Landry Parish, Louisiana

On August 1, 2014, the Company entered into an agreement with Restech Resources, LLC to purchase a 15% (14.25% net revenue interest) in an oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. Our purchase price for the working interest was $76,500. As of September 30, 2017, we maintain a working interest in these properties.

Stansell Field, Floyd County, Texas

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. Our purchase price for the working interest was $70,000. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. In April 2015, the operator has started the re-entry of the Stansell #1-A well. As of September 30, 2017, we maintain a working interest in these properties.

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

Leased Properties from Kiowa Oil Company

On September 30, 2015, the Company entered into an agreement with Kiowa Oil Company to lease 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price was paid in the Company’s common shares at the per share price of $0.50. As of September 30, 2017, we maintain a royalty interest in these properties.

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

Gas Tap

In December 2017, we entered into a letter of intent to acquire Gas Tap Corp., a privately-held company with substantial natural gas reserves in the Barnett Shale, Texas. Pursuant to the letter of intent, we will acquire all of the capital stock of Gas Tap Corp. in consideration of our issuance of 15 million shares of ours common stock to the stockholders of Gas Tap Corp. The letter of intent represents the non-binding obligations of the parties and is subject to each party's continued due diligence inquiry and the execution of definitive agreements between the parties. There can be no assurance that we will be able to complete the acquisition on the terms described above or at all.

As of June 30, 2017 and September 30, 2016, total oil and gas properties amounted to $448,208 and $267,433, respectively.

Estimated Proved Reserves and Operating Wells

As of September 30, 2017 we had proven developed reserves of 24,826 bbl.

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

Fiscal Year Ended September 30, 2017	High	Low
Fourth Quarter	$0.40	$0.25
Third Quarter	$0.50	$0.30
Second Quarter	$0.50	$0.30
First Quarter	$0.63	$0.35

Fiscal Year Ended September 30, 2016	High	Low
Fourth Quarter	$0.68	$0.33
Third Quarter	$0.54	$0.24
Second Quarter	$0.36	$0.18
First Quarter	$0.40	$0.10

Holders of Record

As of December 31, 2017, there were 184 holders of record of our common stock.

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

The following table sets forth certain information as of September 30, 2017 about our stock plans under which our equity securities are authorized for issuance.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	600,000	$0.57	2,400,000
Equity compensation plans not approved by security holders	–	–	–
Total	600,000	$0.57	2,400,000

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended September 30, 2017, we conducted the private placement sale of 496,000 shares of our common stock at the offering price of $0.30 per share for the gross proceeds of $148,800. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under. All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act. The offering was conducted by our management. No sales commissions or finders’ fees were paid by us or anyone else.

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

On November 10, 2016, we acquired from Origin Production Co. Inc. interests in various producing and non-producing leases; primarily in Gonzales, Caldwell, and Wilson County, Texas. We acquired the property from an unaffiliated party in for the purchase of 500,000 units of our securities for a purchase price of $0.30 per unit for a total of $150,000. Each Unit consists of one share of common stock and one common stock warrant that entitles its holder to purchase one share of our common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

Results of Operations

During the fiscal years ended September 30, 2016 and 2017, we had $657 and $10,107 of revenue, respectively. Our revenue during the fiscal year ended September 30, 2017 consisted of revenue in the amount of $8,897 from our working interest in the Origin field. Our revenue increased from fiscal 2016 to fiscal 2017 due to our purchase of the Origin Field on November 10, 2016.

For the fiscal year ended September 30, 2017, we had general and administrative expenses of $367,765 compared to general and administrative expenses of $223,575 during the 2016 fiscal year. The increase in general and administrative expenses is driven by increased professional fees and compensation due to the new CEO who was hired in October 2016.

For the fiscal year ended September 30, 2017, we had other expenses of $8,555 compared to other expenses of $1,470 during the 2016 fiscal year. The increase is driven by an increase in interest expense.

For the fiscal year ended September 30, 2017, we had other income of $21,842 compared to other income of nil during the prior year period. The increase is driven by the debt forgiveness of legal expenses owed to a law firm in the amount of $26,292 offset by the loss on the sale of an asset in the amount of $4,450 respectively.

For the fiscal years ended September 30, 2015 and 2016, we incurred a net loss of $(364,371) and $(224,388), respectively. The increase in net loss is attributed to the increase in general and administrative expenses.

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

At the present time, we have one employee, our chief financial officer, John D. Kerr. In October 2017, our then chief executive officer William Sawyer resigned. Subject to our receipt of significant additional capital, we intend to hire additional senior management and staff with experience in oil and gas exploration. We intend to pursue an operating strategy that is based on our participation in exploration prospects with a preference to serving as the operator for the prospect, however, we will also participate as a non-operator from time to time. Based on that strategy, our plan of operations over the next 12 months is to pursue the acquisition of oil and natural gas interests in partnership with other companies with exploration, development and production expertise. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Pursuant to this strategy, we intend to engage and rely on third party geologists and geophysicists, among others, to review the available data concerning each potential acquisition. In each case, we or the operator of the prospect will assemble the appropriate data and conduct the appropriate studies and that our consultants will conduct an independent review of the data and studies for purposes of advising us of the merits of each potential acquisition.

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

Financial Condition

As of September 30, 2017, we had total assets of $525,538 and negative working capital of $(344,962). Our ability to achieve commercial success is dependent on our ability to obtain additional capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations. We believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.  Therefore, a principal part of our plan of operations is to acquire the additional capital required to finance the acquisition of such properties and our share of the development costs.  We will seek additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing. There can be no assurance that we will be able to obtain additional capital on a timely basis in order to complete our acquisition of additional oil and gas interests.

The report of our independent registered public accounting firm for the fiscal year ended September 30, 2017 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of West Texas Resources, Inc.

We have audited the accompanying balance sheets of West Texas Resources, Inc. as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2017. West Texas Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Resources, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not earned any significant revenues since inception and has an accumulated deficit of $2,969,091 which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Chatsworth, California

January 16, 2018

West Texas Resources, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2017	2016

ASSETS
Current Assets
Cash	$5,124	$13,209
Prepaid & other current assets	20,597	–
Total Current Assets	25,721	13,209

Equipment, net of accumulated depreciation	51,609	13,200

Oil and gas properties, using successful efforts accounting (net of accumulated depletion)	448,208	267,433

TOTAL ASSETS	$525,538	$293,842

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	161,516	$167,765
Payroll liabilities	94,146	4,000
Related party payable	18,057	5,000
Short-term note payable	424	–
Shareholder advances	59,815	37,628
Credit card liabilities	36,725	23,823

Total Current Liabilities	370,683	238,216

Long Term Liabilities
Asset retirement obligation	127,297	10,000

Total Long Term Liabilities	127,297	10,000

Commitments and Contingencies	–	–

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized;17,450,908 and 16,289,908 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively	17,451	16,290
Additional paid-in capital	2,970,198	2,609,056
Common stock issuable	9,000	25,000
Accumulated deficit	(2,969,091)	(2,604,720)
Total Shareholders' Equity	27,558	45,626

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$525,538	$293,842

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2017	2016
Revenues
Oil and gas sales	$8,897	$–
Royalty income from leased oil and gas properties	1,210	657
Total revenues	10,107	657

Cost of oil and gas produced	20,000	–
Gross profit (Loss)	(9,893)	657

General and administrative expenses	367,765	223,575
Operating Loss	(377,658)	(222,918)

Other income (expenses)
Interest expense	(8,555)	(1,470)
Other income (expense)	21,842	–
Loss Before Income Taxes	(364,371)	(224,388)

Tax provision	–	–
Net Loss	$(364,371)	$(224,388)

Loss per share
Basic and diluted weighted average number of common shares outstanding	17,109,128	15,544,974
Basic and diluted net loss per share	$(0.02)	$(0.01)

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Year Ended September 30, 2017

	Common Stock		Options	Additional	Common		Total
	Number		Number	Paid-in	Stock	Accumulated	Shareholders'
	of Shares	Amount	of Options	Capital	Issuable	Deficit	Equity
Balance, September 30, 2015	14,515,400	$14,515	1,000,000	$1,947,896	$501,754	$(2,380,332)	$83,833

Issuance of common stock for cash	1,774,508	1,775		629,729	(476,754)		154,750

Stock based compensation				31,431			31,431

Net loss						(224,388)	(224,388)

Balance, September 30, 2016	16,289,908	$16,290	1,000,000	$2,609,056	$25,000	$(2,604,720)	$45,626

Issuance of common stock for cash	496,000	496		148,304	9,000		157,800

Issuance of common stock for property and services	665,000	665		200,835	(25,000)		176,500

Stock based compensation			1,500,000	18,003			18,003

Cost of Capital Raise				(6,000)			(6,000)

Net loss						(364,371)	(364,371)

Balance, September 30, 2017	17,450,908	$17,451	2,500,000	$2,970,198	$9,000	$(2,969,091)	$27,558

See accompanying notes to these consolidated financial statements

West Texas Resources, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(364,371)	$(224,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	3,942	–
Accretion expense	8,954	–
Stock-based compensation	18,003	31,431
Gain on forgiveness of debt	(26,292)	–
Bad debt expense	10,000	–
Loss on asset disposal	4,450	–
Stock issued for consulting services	14,000	–
Stock for Advertising and promotion	18,750	–
Changes in operating assets and liabilities:
Refundable deposits	–	–
Prepaid & other current assets	1,539	–
Accounts payable	26,043	–
Payroll liabilities	90,146	3,022
Related Party Payable	13,057
Other payable	12,902	(5,610)

Net cash used in operating activities	(168,877)	(195,545)

Cash flows from investing activities
Oil and gas properties, using successful efforts accounting	(12,983)	(10,000)
Purchase of pumping unit	–	(7,200)
Sale of pumping unit	2,750	–

Net cash (used in) investing activities	(10,233)	(17,200)

Cash flows from financing activities
Proceeds from sale of common stock	157,800	72,750
Proceeds from shareholder advances	22,187	10,442
Payments on note payable	(2,962)	–
Costs of raising capital	(6,000)	–

Net cash provided by financing activities	171,025	83,192

Net (decrease) in cash	(8,085)	(129,553)

Cash, beginning of period	13,209	142,762

Cash, end of period	$5,124	$13,209

Supplemental cash flow disclosure:
Interest paid	$8,555	$954

Supplemental disclosure of non-cash transactions:
Conversion of shareholder advances to common stock	$–	$42,000
Purchase of oil and gas investments using common stock, net of asset retirement obligations of $115,218	$150,000	$40,000
Acquisition of equipment, cost of equipment	$–	$13,200
Acquisition of equipment, equipment loan	$–	$(6,000)
Acquisition of equipment, cash down payment	$–	$(7,200)

See accompanying notes to these consolidated financial statements

WEST TEXAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015

1.    Organization and Summary of Significant Accounting Policies

Organization and business

West Texas Resources, Inc. (the “Company”) was incorporated under the laws of Nevada on December 9, 2010 under the name Texas Resources Energy, Inc., a Texas corporation. On June 30, 2011, the Company changed its name to West Texas Resources, Inc. The Company intends to engage in the acquisition, exploration and development of oil and gas properties in North America. From its inception, the Company has devoted its activities to developing a business plan, raising capital and acquiring operating assets. On August 5, 2016, the Company formed a wholly owned subsidiary in the State of Texas, WTXR Operating (Texas) Inc., to operate oil and gas wells in Texas. This subsidiary was incorporated to operate oil and gas wells in which West Texas Resources, Inc. owns interests. The subsidiary began with the operation of several leases in South Texas and a lease in East Texas, during the year ended September 30, 2017.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. The Company has not earned any significant revenues since inception. During the years ended September 30, 2017 and 2016, the Company incurred a net loss of $364,371 and $224,388, respectively. In addition, the Company had an accumulative deficit of $2,969,091 and $2,604,720, as of September 30, 2017 and September 30, 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Equipment

Equipment consists of oil field equipment which is recorded at cost and depreciated on a straight-line basis over the estimated useful life of the equipment. The useful life of the equipment is estimated to be 12 years.

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

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

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

The Company has not filed its income tax return for fiscal year 2016 and 2017. The Company plans to file this tax return in the second quarter 2017. The Company believes that it should not have a material impact on the financials because the Company did not have any tax liabilities due to net losses incurred in fiscal year 2016 and 2017.

Basic and diluted net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended September 30, 2017 and 2016, all common stock equivalents were anti-dilutive.

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

As of September 30, 2017 and September 30, 2016, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management has adopted this standard in the current year.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management does not expect the adoption of ASU 2016-02 to have any material impact on the company’s consolidated financial statements.

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

2.     Oil and Gas Properties

Eastland County Field

In September 2011, we acquired our initial property consisting of a 31.25% working interest in an explanatory oil and gas drilling prospect covering 120 acres in Eastland County, Texas. After exploratory work was performed, we determined that, as of the three months ended June 30, 2013, our investment in the Eastland County prospect was impaired due to an unsuccessful fracture stimulation. The value of this property, subsequent the impairment, was $14,570. The operator has undertaken no further activity on the Eastland County prospect as of the date of this report.

Sunshine Prospect, Landry Parish, Louisiana

On August 1, 2014, the Company entered into an agreement with Restech Resources, LLC to purchase a 15% (14.25% net revenue interest) in an oil and gas prospect located in Landry Parish, Louisiana. The working interest concerns 248 gross acres and net acres in the Sunshine Prospect. Our purchase price for the working interest was $76,500. As of September 30, 2017, we maintain a working interest in these properties.

Stansell Field, Floyd County, Texas

We hold a 1% working interest in an oil prospect located in Floyd County, Texas. Our purchase price for the working interest was $70,000. The working interest comprises 15,000 leased acres in the southern section of the Palo Duro basin. The initial project will be the re-entry of the Stansell #1-A well, an existing wellbore that was drilled in 2006. The original drilling encountered oil shows in three separate reservoirs and the operator intends to re-enter and recomplete the Stansell #1-A using current fracture stimulation technology. We have a carried 1% working interest in the Stansell #1-A well through the tanks. In April 2015, the operator has started the re-entry of the Stansell #1-A well. As of September 30, 2017, we maintain a working interest in these properties.

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

Leased Properties from Kiowa Oil Company

On September 30, 2015, the Company entered into an agreement with Kiowa Oil Company to lease 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price was paid in the Company’s common shares at the per share price of $0.50. As of September 30, 2017, we maintain a royalty interest in these properties.

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

Gas Tap

In December 2017, we entered into a letter of intent to acquire Gas Tap Corp., a privately-held company with substantial natural gas reserves in the Barnett Shale, Texas. Pursuant to the letter of intent, we will acquire all of the capital stock of Gas Tap Corp. in consideration of our issuance of 15 million shares of ours common stock to the stockholders of Gas Tap Corp. The letter of intent represents the non-binding obligations of the parties and is subject to each party's continued due diligence inquiry and the execution of definitive agreements between the parties. There can be no assurance that we will be able to complete the acquisition on the terms described above or at all.

As of September 30, 2017 and September 30, 2016, total oil and gas properties amounted to $448,208 and $267,433, respectively.

3.     Shareholder Advances

During the years ended September 30, 2017 and 2016, a shareholder paid general and administrative expenses on behalf of the company through his personal credit cards. The credit cards bear interest of 25.99% and 29.99%. The outstanding balances as of September 30, 2017 and 2016 were $59,815 and $37,628, respectively, and are due on demand.

4.     Shareholders’ Equity

The Company is authorized to issue 200,000,000 shares of common stock, par value of $0.001, and 10,000,000 shares of preferred stock, par value of $0.001.

During the fiscal year ended September 30, 2016, the Company entered into subscription agreements with various accredited investors to sell 291,000 shares of the Company’s common stock at $0.25 per share. The total amount of $72,750 was received and the shares were issued.

In January 2016, the Company issued 450,000 shares of its common stock upon conversion of the outstanding amount of shareholder advances of $45,000. In addition, the shareholder retired 30,000 shares in exchange for $3,000 overpayment made to him.

On March 3, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest / 18.75% net revenue interest in the properties known as T.W. Lee located in Gregg County, Texas. The purchase price for the subject interests under this agreement is $25,000, which will be paid in the Company’s common shares at the per share price of $0.25. As of September 30, 2017, the shares had not been issued and been removed from common stock payable, along with the investment.

On May 10, 2016, the Company entered into an agreement with Two Eagle Resources, a Texas corporation, to purchase 25% working interest in the properties know as T.A. Greer located in Panola County, Texas. The purchase price for the subject interests under this agreement is $10,000 in cash and $15,000 to be paid in the Company’s common shares at the per share price of $0.25. The cash portion was paid May 12, 2016 and the shares were issued in August 2016.

During the fiscal year ended September 30, 2017, the Company entered into subscription agreements with various accredited investors to sell 496,000 shares of the Company’s common stock at $0.30 per share. The total amount of $148,800 was received and the shares were issued.

During the fiscal year ended September 30, 2017, the Company exchanged 665,000 units of WTXR securities valued at $0.30 per unit, for a total consideration of $201,500, in exchange for $51,500 of professional services and $150,000 of equipment and various producing and non-producing leases primarily in Gonzales, Caldwell, and Wilson County, Texas. Each Unit consists of one share of the Company’s common stock and one common stock warrant that entitles its holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share over a three year period ending November 1, 2019.

During the fiscal year ended September 30, 2017, the Company entered into subscriptions agreements for 30,000 shares of common stock at $0.30 per share. As of September 30, 2017, the shares have not been issued and carried as common stock issuable for $9,000.

As of September 30, 2017 and September 30, 2016, the Company had 17,450,908 and 16,289,908 shares of common stock issued and outstanding and had not issued any of its preferred stock.

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

On April 16, 2015, the Company granted options to Mr. Paul Brogan, the Company’s director, to purchase a total of 200,000 shares of the Company’s common stock. The options have an exercise price of $0.5 per share and expire on April 16, 2020 and 66,667 shares vest immediately with the rest vest equally on April 16, 2016 and 2017. The fair value of these options was determined to be $99,712, of which $18,003 was amortized and included in general and administrative expenses for the year ended September 30, 2017. As of September 30, 2017, all compensation expense related to these options has been recognized.

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

The following information applies to all options outstanding at September 30, 2017:

•	Weighted average exercise price: $0.57

•	Options outstanding and exercisable: 600,000

•	Average remaining life: 1.81 years

The following is a rollforward of the options outstanding and exercisable for the year ended September 30, 2017:

	Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding and exercisable – September 30, 2016	563,889	$0.57	2.73
Vested	36,111
Expired	–
Outstanding and exercisable – September 30, 2017	600,000	$0.57	1.81

5.     Income Taxes

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at September 30, 2017 and 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at September 30, 2017 and 2016. As of September 30, 2017 and 2016, the Company had federal net operating loss carry-forwards of approximately $2,973,000 and $2,605,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	September 30,	September 30,
	2017	2016
Net loss carryforward	$623,568	$885,700
Valuation allowance	(623,568)	(885,700)
Total deferred tax assets	$–	$–

The company has not filled income taxes for the tax years 2016 and 2017.

6.      Debt Forgiveness

During the year ended September 30, 2017, the Company’s legal counsel forgave $26,292 in legal fees payable. The Company recognized a gain as a result of this forgiveness within other income on the Consolidated Statement of Operations.

7.     Subsequent Event

Events subsequent to September 30, 2017 have been evaluated through the date these consolidated financial statements were issued to determine whether they should be disclosed to keep the consolidated financial statements from being misleading. Management noted the following subsequent event that should be disclosed:

•	The Company entered into subscription agreements with various accredited investors to sell a total of 506,000 shares of the Company’s common stock and a total of 506,000 warrants at $0.30 per unit. A unit is determined to be equal to 1 share of the Company’s common stock and 1 purchase warrant which is exercisable at $0.50 per share over a three year period ending November 1, 2019.

•	William Sawyer resigned on October 17, 2017 as chief executive officer of the Company. No amount was recognized in the current period per the terms of the severance agreement. Please see Note 11.

•	The Company has entered into a Letter of Intent to acquire Gas Tap Corp. in exchange for 15 million shares of common stock. The Company intends to re-work and re-fracture shut in wells on 1,400 acres located in the Fort Worth Basin.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and concluded that for the reasons described below our disclosure controls and procedures were not effective as of September 30, 2017 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 15a-15(f) under the Exchange Act that occurred during the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of September 30, 2017 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers.

Name	Age	Position

John D. Kerr	51	President, Chief Executive Officer, Chief Financial Officer and Director

Paul Brogan	57	Director

Gordon Johnson	77	Director

Mr. Kerr has served as our president and chief executive officer since October 17, 2017. Mr. Kerr has also served as our chief financial officer and a member of our board of directors since our founding on December 9, 2010. Mr. Kerr also served as our chief executive officer from May 2015 to October 2016. For over the past five years, Mr. Kerr has served as a vice president of Newport Capital Consultants, Inc. Mr. Kerr served as a member of the board of directors of Petro Resources Corporation (NYSE-MKT:PRC), an independent oil and gas company now known as Magnum Hunter Resources Corp. (NYSE:MHR), from 2002 to 2005.

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

Summary Compensation Table

The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2017 and 2016.

Name and Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)		All Other Compensation (g)	Total (h)

William Sawyer, President and CEO	2017 2016	$24,000 –	$66,000 –	– –		– –	– –	$90,000 –
John D. Kerr, President and CEO	2016 2015	$48,000 $41,500	– –	– –	$	– –	–-- –	$48,000 $41,500

_____________

The dollar amounts in column (f) reflect the values of options as of the grant date for the year ended September 30, 2016, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 5 to our audited financial statements for the year ended September 30, 2017.

Mr. Sawyer served as our president and chief executive officer from October 2016 to October 2017. Mr. Kerr served as our chief financial officer during our 2016 and 2o17 fiscal years and as our president and chief executive officer during our 2016 fiscal year. Pursuant to our separation agreement with Mr. Sawyer, we agreed to pay him $155,000 of severance in the form of an unsecured promissory note. All options previously granted by us to Mr. Sawyer expired by their terms, without exercise, following his resignation.

Narrative Disclosure to Summary Compensation Table

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

Outstanding Equity Awards at September 30, 2017

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors, executive officers and nominees to become directors; and
•	all directors and executive officers as a group.

Name and Address	Number of Shares	Percentage Owned (1)
John D. Kerr (2)(3)	400,000	2.3%
Paul Brogan (2)(4)	333,333	2.0%
Gordon Johnson (2)(5)	264,000	1.5%
Gary Bryant (6)	6,735,508	39.4%
Danilo Cacciamatta (7)	1,100,000	6.4%
Suzanne Bryant (6)	1,100,400	6.4%
Directors and executive officers as a group	997,333	5.8%

______________________________________

(1)	The percentage amounts for each reported person are based on 17,083,908 common shares issued and outstanding as of the date of this report.
(2)	The address for the stockholder is 5729 Lebanon Road, Suite 144, Frisco, Texas 75034.
(3)	The shares for John D. Kerr include 300,000 shares underlying presently exercisable options.
(4)	The shares for Paul Brogan include 133,333 shares underlying presently exercisable options and exclude 66,667 shares underlying shares subject to vesting.
(5)	The shares for Gordon Johnson include 264,000 shares underlying presently exercisable options and exclude 136,000 shares underlying shares subject to vesting.
(6)	Gary and Suzanne Bryant are married, however they disclaim any interest in the shares held by the other. The address for the Gary and Suzanne Bryant is 980 Noble Champions Way, Bartonville, Texas 76226.
(7)	The address for the Danilo Cacciamatta is 1360 Temple Hills Dr., Laguna Beach, CA 92651.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On September 30, 2015, we entered into an agreement with Kiowa Oil Company to lease 100% of interests, for a period of five years, of properties in North Dakota, Florida, Illinois, and Kentucky. The total price for the subject interests under this lease agreement is $5,000 and a 15% royalty interest in all the subject interests leased. The total price will be paid by us in shares of our common stock at the per share price of $0.50. In addition, on July 27, 2017, we received a short-term loan of $7,500 from Kiowa Oil Company. Kiowa Oil Company is a privately-held investment company controlled by Mr. Bryant.

As of September 30, 2017, we owe $5,557 to Longview Oil & Gas, LLC related to the royalties due to them from a well we operate. Gordon Johnson, one of our directors, controls Longview Oil & Gas, LLC.

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

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended September 30, 2017 and 2016 by our independent registered public accounting firm, Farber Hass Hurley LLP, for the audit of our consolidated financial statements for the years ended September 30, 2017 and 2016, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2017	2016
Audit Fees	$53,000	$54,000
Audit-Related Fees	–	–
	$53,000	$54,000

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on December 9, 2011.

3.2	Amendment to Articles of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

3.3	Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.1	West Texas Resources, Inc. 2011 Stock Incentive Plan*	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.2	Lease Agreement dated August 22, 2011 between Registrant and Bay Energy Services, Inc.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.3	Form of Registration Rights Agreement dated January 24, 2011 between Registrant and Selling Stockholders	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

10.4	Assignment dated September 30, 2011 between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.5	Joint Operating Agreement between Registrant and West Texas Royalties, Inc.	Incorporated by reference from the Amendment No. 1 to Registrant’s Registration Statement on S-1 filed on January 23, 2012.

10.6	Letter Agreement dated July 3, 2013 between the Registrant and Wells Fargo Energy Capital, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.7	Letter Agreement dated August 1, 2013 between Registrant and Gulfex Resources, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.8	Loan Agreement dated August 14, 2013 between Registrant and Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.9	Promissory Note dated August 14, 2013 made by Registrant in favor of Gary Bryant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.10	Letter Agreement dated August 16, 2013 between Registrant and Enovation Resources LLC.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013

10.11	Loan Agreement dated September 5, 2013 between Registrant and Gary Bryant, as amended on January 10, 2014	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2014

10.12	Loan Agreement dated September 5, 2013 between Registrant and Lake Oswego Oil Company, LLC, as amended on January 10, 2014	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2014

10.13	Letter Agreement dated April 15, 2014 between the Registrant and EnTek Partners, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 21, 2014

10.14	Lease Agreement dated September 30, 2015 between Registrant and Kiowa Oil Company	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 10, 2017

10.15	Employment Agreement dated October 18, 2016 between the Registration and William A. Sawyer*	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 10, 2017

14.1	West Texas Resources, Inc. Code of Ethics	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 14, 2013

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on December 9, 2011.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

___________________

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST TEXAS RESOURCES, INC.

Date: January 16, 2018	By:	/s/John D. Kerr
John D. Kerr,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Kerr	President, Chief Executive Officer Chief Financial Officer and Director	January 16, 2018
John D. Kerr	(Principal Executive and Financial Officer)

/s/Paul Brogan	Director	January 16, 2018
Paul Brogan

/s/Gordon Johnson	Director	January 16, 2018
Gordon Johnson

